Form 10-Q
period 1996-06-30
BREWER C HOMES INC
filed 1996-08-14
CIK 912153

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------
                                   FORM 10-Q
                                  -----------

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                        OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          AND EXCHANGE ACT OF 1934

          For the transition period from_____________to______________


                         COMMISSION FILE NUMBER 0-22948

                             C. BREWER HOMES, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                            99-0145055
     (State or other jurisdiction of   (I.R.S. employer identification no.)
     incorporation or organization)

                          24 N. CHURCH ST., SUITE 205
                             WAILUKU, HAWAII  96793
              (Address of principal executive offices) (Zip code)

                                (808) 242-6833
              (Registrant's telephone number, including area code)

                                Not Applicable
              (Former name, former address and former fiscal year,
                        if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.      Yes___x_____   No_______

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                                                            July 15, 1996
                                                           ----------------

      CLASS A COMMON STOCK (PAR VALUE $.01 PER SHARE)      2,870,423 shares
      CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE)      5,465,577 shares

                             C. BREWER HOMES, INC.

                                     INDEX

                                                                         PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                 Statements of Income (Loss) - Quarters
                 Ended June 30, 1996 and June 30, 1995                       3


                 Balance Sheets - June 30, 1996 and March 31, 1996           4


                 Statements of Cash Flow - Quarters
                 Ended June 30, 1996 and June 30, 1995                       5


                 Notes to Financial Statements                             6-7


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            8-11


PART II. OTHER INFORMATION


         Item 6. Exhibits and Reports on Form 8-K                          12


         Signature                                                         13

                             C. BREWER HOMES, INC

                         STATEMENTS OF INCOME (LOSS)
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                            Quarters Ended
                                                         --------------------
                                                         June 30,    June 30,
                                                           1996        1995
                                                          ------      ------

Property sales..........................................  $2,423      $  195
Cost of property sales..................................   2,066          46
                                                          ------      ------
  Gross margin..........................................     357         149

General and administrative expenses.....................     708       1,098
                                                          ------      ------
  Operating  loss.......................................    (351)       (949)
Equity in earnings of Iao Partners......................      30         306
Interest income (expense) - net.........................     (15)         41
Other expense - net.....................................     (78)       (249)
                                                          ------      ------
Loss before income tax benefit..........................    (414)       (851)
Income tax benefit......................................    (149)       (331)
                                                          ------      ------
Net loss................................................  $ (265)     $ (520)
                                                          ======      ======

Loss per common share...................................  $(0.03)     $(0.06)
                                                          ======      ======

Weighted average number of common shares outstanding....   8,332       8,336
                                                          ======      ======



    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                                BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                         June 30,     March 31,
                                                           1996         1996
                                                        ---------    ----------
                                                       (unaudited)

                                     ASSETS

Cash and cash equivalents.............................   $  1,524      $  3,080
Mortgage notes receivable.............................      2,300         2,636
Real estate developments..............................     37,600        36,606
Investment in Iao Partners, net of deferred land gain.      3,042         2,936
Property and equipment - net                                  174           162
Income taxes receivable...............................         75            75
Other assets..........................................        458           430
                                                         --------      --------

   Total assets.......................................   $ 45,173      $ 45,925
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS'  EQUITY

Notes payable to banks...............................    $ 26,264      $ 27,395
Accounts payable.....................................       1,410           702
Accrued expenses.....................................       3,949         3,777
Deferred income taxes................................       2,032         2,181
Other liabilities....................................          96           183
                                                         --------      --------

   Total liabilities.................................      33,751        34,238
                                                         --------      --------

Commitments and contingencies
Stockholders' equity

   Class A Common Stock, $.01 par value, one vote per
   share, 2,700,173 shares issued and outstanding....          27            27
   Class B Common Stock, $.01 par value, three votes
   per share, 5,635,827 shares issued and outstanding.         57            57
   Additional paid-in capital.........................     27,370        27,370
   Retained deficit...................................    (16,008)      (15,743)
   Treasury stock, at cost, 4,335 shares..............        (24)          (24)
                                                         --------       -------

      Total stockholders' equity......................     11,422        11,687
                                                         --------       -------
      Total liabilities and stockholders' equity......   $ 45,173       $45,925
                                                         ========       =======



    The accompanying notes are an integral part of the financial statements

                             C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Quarters Ended
                                                         --------------------

                                                          June 30,   June 30,
                                                            1996       1995
                                                         ---------  ---------

Operating activities
  Net loss............................................   $   (265)  $   (520)
  Adjustments to net loss
    Depreciation......................................         15         11
    Deferred income taxes.............................       (149)      (331)
    Equity in earnings of Iao Partners................        (30)      (306)
    Amortization of deferred land gain................        (76)      (185)
  Changes in operating assets and liabilities
    Mortgage notes receivable.........................        336         (6)
    Real estate developments..........................       (994)    (4,018)
    Other assets......................................        (28)       500
    Accounts payable..................................        708     (4,410)
    Income taxes payable..............................         --        (90)
    Accrued expenses..................................        172       (421)
    Other liabilities.................................        (87)      (443)
                                                         --------    --------
        Cash flow used in operating activities........       (398)    (10,219)
                                                         --------    --------
Investing activities
    Capital expenditures..............................        (27)         (4)
    Other.............................................         --           4
                                                         --------    --------
        Cash flow used in  investing activities.......        (27)         --
                                                         --------    --------
Financing activities
    Loan proceeds.....................................      1,126          --
    Loan payments.....................................     (2,257)     (2,875)
                                                         --------    --------
        Cash flow used in financing activities........     (1,131)     (2,875)
                                                         --------    --------
Decrease in cash and cash equivalents.................     (1,556)    (13,094)
Cash and cash equivalents at beginning of period......      3,080      16,179
                                                         --------    --------
Cash and cash equivalents at end of period............   $  1,524    $  3,085
                                                         ========    ========



     The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of June 30, 1996, and its results of operations and cash flows for the quarters ended June 30, 1996 and June 30, 1995. The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.  LOSS PER COMMON SHARE

    Loss per common share is computed using the weighted average number of common shares outstanding during the period.


3.  CASH DIVIDENDS

    The Company did not pay cash dividends on its common stock during the quarters ended June 30, 1996 and June 30, 1995.


4.  INVESTMENT IN IAO PARTNERS

    Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                     Quarters Ended
                                               -------------------------
                                                June 30,        June 30,
                                                 1996             1995
                                               ---------       ---------

   Statements of Income
     Sales of residential real estate......    $  1,353         $  2,916
     Cost of residential real estate sold..       1,304            2,343
                                               ---------       ---------
       Gross profit........................          49               573
     Interest income.......................          13                40
     General and administrative expenses...          (2)               --
                                               ---------        ---------
       Pre-tax income......................    $     60         $     613
                                               ---------        ---------

5.  NOTES PAYABLE

    On August 31, 1995, the Company entered into two secured revolving loan agreements with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which expire in September 1998. Recently, the Company received a commitment letter from the Lenders pursuant to which, subject to the terms and conditions set forth therein, the Lenders have agreed to amend the terms and conditions of the existing revolving loan facilities to allow advances not to exceed $5 million for working capital purposes through fiscal year 1997.
In addition to the collateral already held by the Lenders, the Company would be required to deliver a C. Brewer and Company, Limited ("CBCL") guaranty.
CBCL has indicated to the Company a willingness to provide such guaranty subject to a first mortgage on certain property owned by the Company. In addition, such guaranty is subject to approval by CBCL's Board of Directors and its lenders. CBCL has indicated that it is unaware of any objections to providing such guaranty from its Board of Directors and lenders based on preliminary discussions with representatives of both. The Company believes that such an amendment to the existing loan facilities is necessary for the Company to meet its working capital requirements through fiscal year 1997.
In addition, the Company is also seeking to generate additional funds through sales of certain land parcels.

6.  STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue to follow the provisions set forth in APB No. 25 and will therefore make the pro forma disclosures that will be required by SFAS No. 123 in its financial statements for the year ended March 31, 1997.

7.  RECLASSIFICATION

    Certain prior year's amounts have been reclassified to conform to the June 30, 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially. The cautionary statements made should be read as being applicable to all related forward-looking statements wherever they appear. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed herein and those incorporated by reference.

OVERVIEW

     The Company, which was a subsidiary of C. Brewer and Company, Limited ("CBCL") before December 1993, had historically performed the land entitlement, development and marketing functions for CBCL. Prior to the quarter ended December 31, 1993, the Company's revenue was derived from the sale of developed land, including sales of large parcels and individual lots. In late 1993, the Company shifted its strategy away from land sales to the construction and sale of homes to maximize the value inherent in its landholdings.

     While the Company's present business strategy does not emphasize land sales, one of its current projects, Kalihiwai Ridge II on the island of Kauai, includes the improvement and sale of large parcels suitable for homesites.

     Although the Company's current strategy focuses on the construction and sale of homes, the Company has deferred 50% of the revenue and costs relating to the land it sold to its joint venture partner at the Iao Parkside project on the island of Maui. The Company sold this land to Schuler Homes, Inc. ("SHI") in fiscal 1993, and it was subsequently contributed to a joint venture in which the Company is a 50% partner. To date, the Company has recognized approximately $6.4 million of the income from this sale through the quarter ended June 30, 1996. At June 30, 1996 the Company had deferred income of approximately $1.2 million related to this sale that will be recognized as home sales are closed at the Iao Parkside project.

     Except as indicated above, the Company generally records a sale and recognizes income when a closing occurs and title passes to the purchaser. To the extent that the Company provides mortgage financing to a purchaser, minimum down payment and continuing investment criteria required by generally accepted accounting principles must be met before sales are recorded and income is recognized. The Company currently offers mortgage financing only to purchasers of lots at its Kalihiwai Ridge II project and, on a limited basis, a second mortgage up to 20% of the selling price for certain homes at its Kehalani project.

     The Company has experienced, and expects to continue to experience, variability in revenue and net income on a quarterly basis. Many factors contribute to this variability including: (i) the timing of home closings and land sales; (ii) the condition of the real estate markets and the economy in general in Hawaii; (iii) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (iv) costs of materials and labor; (v) the availability and cost of capital; and (vi) delays in construction schedules caused by the timing of inspections and approvals by regulatory agencies including zoning approvals and receipt of entitlements, the completion of necessary public infrastructure, the timing of utility hookups, and adverse weather. This variability may cause the Company's overall results of operations to fluctuate significantly on a quarter-to-quarter basis, and revenues anticipated to occur in a fiscal quarter may not be earned until subsequent fiscal quarters. For example, the Company's home sales in fiscal 1996 continued to be negatively impacted due to a weakness in the Hawaii economy. Any increases in home mortgage interest and local unemployment rates may adversely affect future demand for the Company's homes.

RESULTS OF OPERATIONS

     The following discussion of results of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto.

     PROPERTY SALES. The Company's revenue from property sales for the quarter ended June 30, 1996 was $2.4 million compared to $195,000 for the quarter ended June 30, 1995. At Kehalani, the Company closed ten home sales at an average price of $233,000 during the first quarter of fiscal 1997, while no homes sales were closed in the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company recognized $.1 million of revenue compared to $.2 million recognized in the prior year's first quarter related to the deferred gain on the land sale to SHI, which property was subsequently contributed to the Iao Partners 50%-owned joint venture in fiscal 1993.

     COST OF PROPERTY SALES. Cost of property sales for the first quarter of fiscal 1997 was $2.1 million compared to to $46,000 in the first quarter of fiscal 1996. The increase in cost of property sales in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was attributable to increased home sales closings.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. General and administrative expenses for the first quarter of fiscal 1997 were $708,000 compared to $1.1 million in the first quarter of fiscal 1996. This decrease was primarily the result of non-recurring expenses incurred in the first quarter of fiscal 1996 in connection with seeking additional debt financing.

     EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $30,000 in the first quarter of fiscal 1997 as compared to $306,000 in the first quarter of fiscal 1996. This represents the Company's share of income from the closing of ten units at the Iao Parkside project in the first quarter of fiscal 1997 compared to 22 units closed in the first quarter of fiscal 1996. In addition, construction costs incurred for the first quarter of fiscal 1997 were higher than those incurred in the first quarter of last year resulting in decreased gross margins for the project.

     INTEREST INCOME (EXPENSE) -- NET. Interest income (expense) -- net consists of interest earned from temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense -- net in the first quarter of fiscal 1997 was ($15,000) compared to interest income -- net of $41,000 in the previous year's first quarter. Interest expense-net was higher in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 primarily due to higher cash balances and, thus, increased interest income in the prior year's first quarter compared to the current year's first quarter.

     OTHER EXPENSE -- NET. Other expense -- net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other expense -- net in the first quarter of fiscal 1997 was $78,000 compared to $249,000 in the first quarter of fiscal 1996. The decrease of $171,000 in other expense-net in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was principally attributable to a decrease in certain marketing and advertising for the Company's Kehalani project.

DEFERRED REVENUE AND BACKLOG

     The Company deferred 50% of the revenue from the land sold to SHI for its Iao Parkside joint venture project. As of June 30, 1996, the Company had a total of $1.5 million in deferred revenue that will be recognized as the homes in this project are sold.

     At June 30, 1996 the Company's backlog consisted of 47 homes with an aggregate sales value of $9.5 million. At Kehalani, 36 homes were in backlog with a total sales value of $8.0 million. At Iao Parkside, 11 homes with an
aggregate sales value of  $1.5 million were in backlog.   The backlog at Iao
Parkside represents 100% of the joint venture's sales contracts. The financial results of this joint venture partnership are not consolidated into the Company's results, but rather are accounted for by the equity method. Accordingly, the Company will not recognize 100% of the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership. Sales contracts included in backlog are typically subject to cancellation by the purchaser under specified circumstances such as failure to obtain financing. As a result, no assurance can be given that the homes which presently comprise backlog will result in actual closings nor can assurance be given as to when such closings may occur. In addition, the Company believes that home sales rates on the island of Maui continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a weakness in the Hawaiian economy.

LIQUIDITY AND FINANCIAL CONDITION

     The Company requires capital to plan projects, obtain entitlements, acquire and develop land, and construct homes. Prior to the Company's restructuring and initial public offering, the Company used internally generated funds and funds from CBCL for development purposes, including planning, entitling, engineering, site preparation, construction of roads, water and sewer lines, as well as the construction and marketing of its lots and parcels of land. In December 1993, the Company consummated its initial public offering of Class A Common Stock, which resulted in net proceeds to the Company of $27.4 million.

     The Company has both short-and long-term capital requirements, including those relating to its Kehalani project. The Company intends to fund its capital requirements through a combination of internally generated funds, bank and other financing, and available cash reserves. The Company further intends to primarily rely on bank financing for its home construction requirements. As a result, the Company's business and earnings are substantially dependent on its ability to obtain financing on acceptable terms. The Company also plans to seek additional financing, a portion of the proceeds from which will be used to fund necessary development work at its Kehalani master-planned community. No assurance can be given that the Company will be able to obtain such financing or that any such financing will be on terms acceptable to the Company.

     In August 1995, the Company entered into two secured revolving loan agreements with the Bank of Hawaii and City Bank (collectively, the "Lenders") that provide for a maximum outstanding balance of $35 million and which expire in September 1998. Recently, the Company received a commitment letter from the Banks pursuant to which, subject to the terms and conditions set forth therein, the Banks have agreed to amend the terms and conditions of the existing revolving loan facilities to allow advances not to exceed $5 million for working capital purposes through fiscal 1997. In addition to the collateral already held by the Banks, the Company would be required to deliver a CBCL guaranty. CBCL has indicated to the Company a willingness to provide such guaranty subject to a first mortgage on certain property owned by the Company. In addition, such guaranty is subject to approval by CBCL's Board of Directors and its lenders. CBCL has indicated that it is unaware of any objections to providing such guaranty from its Board of Directors and its lenders based on preliminary discussions with representatives of both. The Company believes that such an amendment to the existing loan facilities is necessary for the Company to meet its working capital requirements through fiscal year 1997. In addition, the Company is also seeking to generate additional funds through sales of certain land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is currently continuing its ongoing efforts to obtain such long-term financing. Failure to obtain such working capital facility and long-term financing would have a material adverse effect on the Company's business.

                             C. BREWER HOMES, INC.

                          PART II.  OTHER INFORMATION

ITEMS 1. THROUGH 5.  Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibit No.   Description
       ----------    -----------
         11.1        Statement regarding computation of loss per common share

         27.1        Financial Data Schedule

  (b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                          C. BREWER HOMES, INC.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                C. BREWER HOMES, INC.
                                     (Registrant)

Date: August  14, 1996          By             /s/ Edward T. Foley
                                   -------------------------------------------
                                   EDWARD T. FOLEY
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                   and Duly Authorized Officer)

                             C. BREWER HOMES, INC.

                                EXHIBIT INDEX

                                                             Sequentially
                                                               Numbered
                                                                 Page
Exhibit No.  Description                                        Number
- -----------  -----------
11.1        Statement regarding computation of
             loss per common share                                15

27.1        Financial Data Schedule                               16