Form 10-Q
period 1996-09-30
BREWER C HOMES INC
filed 1996-11-14
CIK 912153

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                 -------------------

                                      FORM 10-Q

                                 -------------------

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                          OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                         --------------    --------------

                            COMMISSION FILE NUMBER 0-22948

                                C. BREWER HOMES, INC.
                (Exact name of registrant as specified in its charter)

            DELAWARE                                99-0145055
  (State or other jurisdiction of       (I.R.S. employer identification no.)
    incorporation or organization)


                                    90 WAIKO ROAD
                                WAILUKU,  HAWAII         96793
                 (Address of principal executive offices) (Zip Code)

                                    (808) 242-6833
                 (Registrant's telephone number, including area code)

                             24 N. CHURCH ST., SUITE 205
                               WAILUKU,  HAWAII  96793
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X         No
                                                   -------         -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                             Outstanding at
                                                            November 8, 1996
                                                            ------------------

    CLASS A COMMON STOCK (PAR VALUE $.01 PER SHARE)         2,912,177 shares
    CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE)         5,423,823 shares

                                C. BREWER HOMES, INC.

                                        INDEX


                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Statements of Income (Loss) - Quarters and Half
                   Years Ended September 30, 1996 and September 30,
                   1995. . . . . . . . . . . . . . . . . . . . . . . .      3

                   Balance Sheets - September 30, 1996 and March 31,
                   1996. . . . . . . . . . . . . . . . . . . . . . . .      4

                   Statements of Cash Flows - Half Years
                   Ended September 30, 1996 and September 30, 1995 . .      5

                   Notes to Financial Statements . . . . . . . . . . .    6-7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . .   8-17

PART II. OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security
                   Holders . . . . . . . . . . . . . . . . . . . . . .     18

         Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . .18 - 22

         Signature. . .. . . . . . . . . . . . . . . . . . . . . . . .     23

                                C. BREWER HOMES, INC.

                             STATEMENTS OF INCOME (LOSS)
               (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
                                     (UNAUDITED)



                                                                   Quarters Ended               Half Years Ended
                                                              ------------------------      ------------------------
                                                             September 30,  September 30,  September 30,  September 30,
                                                                 1996           1995           1996           1995
                                                              ---------      ---------      ---------      ---------
Property sales . . . . . . . . . . . . . . . . . . . .      $   5,321      $   4,132      $   7,744      $   4,327
Cost of property sales . . . . . . . . . . . . . . . .          4,787          2,923          6,853          2,969
                                                              ---------      ---------      ---------      ---------

 Gross margin. . . . . . . . . . . . . . . . . . . . .            534          1,209            891          1,358
General and administrative expenses. . . . . . . . . .            636            859          1,344          1,957
                                                              ---------      ---------      ---------      ---------

 Operating income (loss) . . . . . . . . . . . . . . .           (102)           350           (453)          (599)
Equity in earnings of Iao Partners . . . . . . . . . .             36            224             66            530
Interest income (expense) - net . . . . . . . . . . . .            (6)            83            (21)           124
Other expense - net . . . . . . . . . . . . . . . . . .           (57)          (122)          (135)          (371)
                                                              ---------      ---------      ---------      ---------

Income (loss) before income taxes (benefit). . . . . .           (129)           535           (543)          (316)
Income taxes (benefit) . . . . . . . . . . . . . . . .            (47)           208           (196)          (123)
                                                              ---------      ---------      ---------      ---------

Net income (loss). . . . . . . . . . . . . . . . . . .      $     (82)     $     327      $    (347)     $    (193)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------

Earnings (loss) per common share . . . . . . . . . . .      $   (0.01)     $    0.04      $   (0.04)     $   (0.02)
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------

Weighted average number of common shares outstanding .          8,332          8,333          8,332          8,334
                                                              ---------      ---------      ---------      ---------
                                                              ---------      ---------      ---------      ---------



   The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                            September 30,    March 31,
                                                                1996           1996
                                                             -----------     ----------
                                                             (unaudited)
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . .           $121         $3,080
Mortgage notes receivable. . . . . . . . . . . . . . .          2,318          2,636
Real estate developments . . . . . . . . . . . . . . .         36,823         36,606
Investment in Iao Partners, net of deferred land gain.          3,154          2,936
Property and equipment - net . . . . . . . . . . . . .            164            162
Income taxes receivable. . . . . . . . . . . . . . . .            469             75
Other assets . . . . . . . . . . . . . . . . . . . . .            505            430
                                                             ----------     ----------

   Total assets. . . . . . . . . . . . . . . . . . . .        $43,554        $45,925
                                                             ----------     ----------
                                                             ----------     ----------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Notes payable to banks . . . . . . . . . . . . . . . .        $24,664        $27,395
Accounts payable . . . . . . . . . . . . . . . . . . .          1,094            702
Accrued expenses . . . . . . . . . . . . . . . . . . .          3,961          3,777
Deferred income taxes. . . . . . . . . . . . . . . . .          2,377          2,181
Other liabilities. . . . . . . . . . . . . . . . . . .            118            183
                                                             ----------     ----------

   Total liabilities . . . . . . . . . . . . . . . . .         32,214         34,238
                                                             ----------     ----------
                                                             ----------     ----------

Commitments and contingencies
Stockholders' equity
   Class A Common Stock, $.01 par value, one vote per
   share, 2,885,080 shares issued and outstanding at
   September 30, 1996 and 2,700,173 shares issued and
   outstanding at March 31, 1996 . . . . . . . . . . .             29             27

   Class B Common Stock, $.01 par value, three votes
   per share, 5,450,920 shares issued and outstanding
   at September 30, 1996 and 5,635,827 shares issued
   and outstanding at March 31, 1996 . . . . . . . . .             55             57

Additional paid-in capital . . . . . . . . . . . . . .         27,370         27,370
Retained deficit . . . . . . . . . . . . . . . . . . .        (16,090)       (15,743)
Treasury stock, at cost, 4,335 shares. . . . . . . . .            (24)           (24)

   Total stockholders' equity. . . . . . . . . . . . .         11,340         11,687
                                                             ----------     ----------

   Total liabilities and stockholders' equity. . . . .        $43,554        $45,925
                                                             ----------     ----------
                                                             ----------     ----------



    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.

                             STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Half Years Ended
                                                                                 -------------------------
                                                                                September 30,  September 30,
                                                                                    1996           1995
                                                                                 ----------     ----------
Operating activities

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (347)    $     (193)
Adjustments to net loss
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             32             23
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .            196           (189)
    Equity in earnings of Iao Partners . . . . . . . . . . . . . . . . . .            (66)          (530)
    Amortization of deferred land gain . . . . . . . . . . . . . . . . . .           (152)          (327)
Changes in operating assets and liabilities
    Mortgage notes receivable. . . . . . . . . . . . . . . . . . . . . . .            318            197
    Real estate developments . . . . . . . . . . . . . . . . . . . . . . .           (217)        (5,680)
    Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . .           (394)             -
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (75)           491
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .            392         (5,126)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            184           (557)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            (65)          (841)
                                                                                 ----------     ----------

            Cash flow used in operating activities . . . . . . . . . . . .           (194)       (12,732)
                                                                                 ----------     ----------

Investing activities
    Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .            (34)           (19)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             11
                                                                                 ----------     ----------

            Cash flow used in investing activities . . . . . . . . . . . .            (34)            (8)
                                                                                 ----------     ----------

Financing activities
    Loan proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,565         26,498
    Loan payments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,296)       (25,036)
    Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . .              -            (24)
                                                                                 ----------     ----------

            Cash flow from (used in) financing activities. . . . . . . . .         (2,731)         1,438
                                                                                 ----------     ----------

Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .         (2,959)       (11,302)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . .          3,080         16,179
                                                                                 ----------     ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .     $      121     $    4,877
                                                                                 ----------     ----------
                                                                                                           ----------     ----------

    The accompanying notes are an integral part of the financial statements.

                                C. BREWER HOMES, INC.

                            NOTES TO  FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 1996 and its results of operations and cash flows for the periods ended September 30, 1996 and September 30, 1995. The results of operations for the quarter and half year ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period.

3.  CASH DIVIDENDS

    The Company did not pay cash dividends on its common stock during the quarters or half years ended September 30, 1996 and September 30, 1995.

4.  INVESTMENT IN IAO PARTNERS

    The following condensed income statement information represents 100% of the results of Iao Partners for the periods presented. In addition, such results exclude the amortization of the deferred gain relating to the land sold to the Company's 50% joint venture partner Schuler Homes, Inc. (in thousands):


                                                        Quarters Ended                Half Years Ended
                                                   -------------------------     -------------------------
                                                  September 30,  September 30,  September 30,  September 30,
                                                      1996           1995           1996           1995
                                                   ----------     ----------     ----------     ----------
Statements of Income

   Sales of residential real estate. . . . .     $    1,293     $    2,159     $    2,646     $    5,075

   Cost of residential real estate sold. . .          1,241          1,759          2,545          4,102
                                                   ----------     ----------     ----------     ----------

        Gross profit . . . . . . . . . . . .             52            400            101            973

   Interest income . . . . . . . . . . . . .             24             49             37             89

   General and administrative expenses . . .             (3)            (2)            (5)            (2)
                                                   ----------     ----------     ----------     ----------

        Income before income taxes . . . . .     $       73     $      447     $      133     $    1,060
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------


5.  NOTES PAYABLE

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement) with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which expire in September 1998. On September 5, 1996, the Company entered into two modification agreements with the Lenders which amended the terms and conditions of the existing revolving loan facilities to allow advances not to exceed an aggregate of $4 million for working capital purposes. Under the infrastructure loan modification agreement, the working capital advance shall not exceed $1.5 million with interest accruing at the Bank of Hawaii's base rate plus one-half (0.5) percentage point with infrastructure loan advances accruing interest at the base rate plus one (1.0) percentage point. Under the building loan modification agreement, the working capital advance shall not exceed $2.5 million with interest accruing on both the working capital and the building loan advances at the Bank of Hawaii's base rate plus one-half (0.5) percentage point. All advances made under both modification agreements for working capital purposes together with all accrued and unpaid interest thereon shall be due and payable in full on April 30, 1997. The infrastructure loan and building loan agreements were also amended to require the Company to remit to the Lenders 100% of the net proceeds from the sale of each home sold at the Company's Kehalani project. In addition to the collateral already held by the Lenders, C. Brewer and Company, Limited ("CBCL") delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. Such guaranty by CBCL is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    The Company is also seeking to generate additional funds through sales of certain land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is currently continuing its ongoing efforts to obtain such long-term financing. Failure to obtain such long-term financing would have a material adverse effect on the Company's business.


6.  STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The standard encourages a fair value based method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will continue to follow the provisions set forth in APB No. 25 and will therefore make the pro forma disclosures that will be required by SFAS No. 123 in its financial statements for the year ended March 31, 1997.


7.  RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform to the September 30, 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) variability in quarterly operating results, (ii) risks associated with the concentration of the Company's business in Hawaii, (iii) risks associated with the lack of adequate public infrastructure in Hawaii, (iv) risks associated with the long-term nature of planned residential projects, high capital investment and carrying costs, (v) risks associated with the entitlement process for development of property in Hawaii, (vi) risk of natural disasters, (vii) risks associated with the recent commencement of homebuilding activities, (viii) risks associated with the homebuilding industry, (ix) the rate of new home sales, (x) effects of interest rate increases and the availability of mortgage financing, (xi) risks associated with environmental and conservation matters, (xii) increased land acquisition costs, (xiii) restrictions on land use and development, (xiv) reduced availability of homeowners' insurance in Hawaii, (xv) risks associated with the inability to obtain policies of insurance assuring the Company of good and marketable title to certain parcels of land, (xvi) risks associated with obtaining performance, maintenance and other bonds, (xvii) effects of increases in unemployment in Hawaii, and (xviii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

    Although the Company's current strategy focuses on the construction and sale of homes, the Company has deferred 50% of the revenue and costs relating to the land it sold to its joint venture partner at the Iao Parkside project on the island of Maui. The Company sold this land to Schuler Homes, Inc. ("SHI") in fiscal 1993, and it was subsequently contributed to a joint venture in which the Company is a 50% partner. To date, the Company has recognized approximately $6.5 million of the income from this sale through the quarter ended September 30, 1996. At September 30, 1996 the Company had deferred income of approximately $1.1 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed. In addition, during the quarter ended September 30, 1996, the Company and SHI mutually determined not to jointly develop the Kula Lei project through Iao Partners as previously contemplated.

    Except as indicated above, the Company generally records a sale and recognizes income when a closing occurs and title passes to the purchaser. To the extent that the Company provides mortgage financing to a purchaser, minimum down payment and continuing investment criteria required by generally accepted accounting principles must be met before income is recognized. The Company currently offers mortgage financing to purchasers of lots at its Kalihiwai Ridge II project and, on a limited basis, a second mortgage of up to 20% of the selling price for certain homes at its Kehalani project.

FACTORS THAT MAY AFFECT OPERATING RESULTS

    The Company has experienced, and expects to continue to experience, variability in revenue and net income on a quarterly basis. Many factors contribute to this variability including: (i) the timing of home closings and land sales; (ii) the condition of the real estate markets and the economy in general in Hawaii; (iii) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (iv) costs of materials and labor; (v) the availability and cost of capital; and (vi) delays in construction schedules caused by the timing of inspections and approvals by regulatory agencies including zoning approvals and receipt of entitlements, the completion of necessary public infrastructure, the timing of utility hookups, and adverse weather. This variability may cause the Company's overall results of operations to fluctuate significantly on a quarter-to-quarter basis and revenue anticipated to occur in a fiscal quarter may not be earned until subsequent fiscal quarters. For example, the Company's home sales in fiscal 1997 continued to be negatively impacted due to a weakness in the Hawaii economy. Any increases in home mortgage interest and local unemployment rates may adversely affect future demand for the Company's homes.

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui and also on the islands of Kauai and Hawaii. In addition, many of the Company's operations on Maui are concentrated in central Maui. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States and Japan and, to a lesser extent, the effects of Hurricane Iniki in September 1992, have contributed to a slowdown in Hawaii's economy during the 1990s. Hawaii's gross state product grew by 0.6% (after adjusting for inflation) during the four year period between 1990 and 1994, after having grown by 18.9% between 1986 and 1990. Estimated growth in gross state product in 1995 has been reported at approximately 1%. The Company has recently observed a reduction in the rate of new home sales, which the Company believes to be the result of recent increases in Hawaii unemployment rates and the general lack of confidence of prospective home buyers in the Hawaii economy. Any prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

    In addition, much of the land in the State of Hawaii, particularly on the islands of Maui, Kauai and Hawaii, has historically not been supported by adequate public infrastructure (e.g., roads, water utilities, sewage and drainage facilities) necessary for residential development. As a result of the high cost of providing infrastructure, developers face significant difficulty in profitably pricing their homes. Infrastructure constraints also limit the speed at which new housing could be constructed even if environmental and other land use considerations could be resolved more quickly. For example, the availability and cost of domestic water connection may pose a major limitation for developers in certain areas of central Maui. Infrastructure construction is further complicated by the terrain and climate of Hawaii, which may necessitate extensive grading and constructing retaining walls and drainage systems to control erosion. The total investment in infrastructure for a large residential community in Hawaii can be substantial.

    The Company's planned residential projects are long-term in duration. In Hawaii it can take in excess of ten years from the decision to develop unentitled land until the first home or homesite is sold, depending on the nature of the governmental approval process, the project's size, the state of the economy and the physical characteristics of the site. In addition, before planned residential projects can generate any revenue, significant capital expenditures and carrying costs are required for, among other things, compliance with governmental land use and environmental requirements, land development and installation of infrastructure.

    The entitlement process for development of property in Hawaii is lengthy, complex and costly, involving numerous state and county discretionary regulatory approvals. Conversion of an unentitled parcel of land to residential zoning usually requires the following approvals: adoption of or amendment to the County Community Plan to reflect the desired general land use; approval by the State Land Use Commission to reclassify the parcel to an urban designation; County Council approval to rezone the property to the specific use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. In obtaining the necessary land entitlements at the state and county levels, the Company obtains approvals from these authorities for related matters, including density, provisions for affordable housing, roads, utilities and the dedication of acreage for schools, parks and other purposes. County approval is typically obtained after state approval. Subsequent to county approval of entitlements, subdivision approvals and building permits must be obtained. The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, such as requirements for construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land and provisions of affordable housing.

    The climates and geology of Hawaii present certain risks of natural disasters. In September 1992, Hurricane Iniki caused a delay in the construction of roads and utilities at the Company's Kalihiwai Ridge project on the island of Kauai as construction resources were directed to civil recovery projects for the community. In addition, certain of the Company's projects are located on the island of Hawaii, where the Kilauea volcano is currently active. To the extent that hurricanes, severe storms, volcanoes or other natural disasters occur, the Company's business may be adversely affected.

    Although the Company has been holding, entitling, developing, marketing and selling land for over 20 years, it has only been building homes since late 1993 and, to date, has closed a total of 513 home sales. As a result, the Company is subject to the risks inherent in establishing a new line of business. Because the Company has only recently commenced homebuilding operations, the Company's historical financial performance is not necessarily a meaningful indicator of future results. For example, the Company's cost of property sales has increased substantially and therefore its gross margin as a percentage of property sales has declined as compared to periods prior to the commencement of homebuilding activities.

    Historically, most sectors of the homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates and the availability of financing. In addition, homebuilders such as the Company are subject to various risks including competitive overbuilding, environmental risks, cost overruns, lack of public infrastructure, changes in government regulation, availability and cost of capital, and increases in real estate taxes and other local government fees.

    The Company is also subject to certain risks associated with the availability and cost of materials and labor, delays in construction schedules and cost overruns. For example, homebuilders nationwide have experienced significant volatility in the cost of lumber, with lumber prices varying by as much as 50% over a several month period. The Company's developments are also susceptible to delays caused by strikes or other events involving construction trade unions. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. In addition, the Company's operations are susceptible to delays caused by weather disturbances, international events affecting the shipping industry and the transportation of building materials necessary for the Company's business, and other factors not within a developer's control.

    In the past, the Company has experienced delays in obtaining the necessary material and labor to install steel framing systems at its Waiolani I project. The Hawaii residential construction industry has experienced serious labor and material shortages, including lumber, insulation, drywall, cement and carpenters. Delays in construction of homes due to these shortages or to inclement weather conditions could have an adverse effect upon the Company's homebuilding operations. In addition, the Company's operations are susceptible to delays caused by strikes, weather disturbances and international events affecting the shipping industry and the transportation of building materials to Hawaii.

    The rate of new home sales in fiscal year 1996 was lower than the rate of new home sales experienced in fiscal year 1995, which the Company believes to be the result of the lack of confidence of prospective home buyers in Hawaii's economy. If new home sales rates continue at their current levels or decline further, the Company's financial results will be adversely affected. In response to current market conditions, the Company has provided, and may provide in the future, certain sales incentives to encourage buyer interest. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future.

    Substantially all home buyers utilize long-term mortgage financing to purchase their homes and lenders generally make loans only to borrowers who satisfy the lenders' income and other requirements. Although mortgage financing for qualified home buyers is currently available, there can be no assurance that mortgage financing will remain readily available to the Company's customers due to general economic conditions, the restricted ability of banks and savings and loan institutions to finance the purchase of homes by home buyers and other factors. In particular, during periods of high interest rates, it is generally more difficult for people to qualify for mortgage loans due to the higher payments associated with higher interest rates. Moreover, restrictions on the deductibility of mortgage interest for federal income tax purposes could adversely affect the Company's operations.

    The Company is subject to local, state and federal statutes, ordinances, rules and regulations protecting health and safety, archeological preservation laws and environmental laws, including laws protecting endangered species. The particular laws which apply to any given project vary greatly according to the site, the site's environmental condition and the present and former uses of the site. Environmental laws (i) may cause the Company to incur substantial compliance, mitigation and other costs, (ii) may prohibit or severely restrict development in certain environmentally sensitive areas, and (iii) may delay completion of the Company's projects. Some of the properties held for development by the Company were formerly sites of large agricultural operations, which involved the use of pesticides and other agricultural chemicals. No assurance can be given that such laws will not have a material adverse effect on the Company's operations in the future.

    Although the Company believes that its existing landholdings will provide sufficient inventory to enable the Company to development homesites and build and sell new homes for more than ten years, the Company intends, on a selective basis, to acquire additional land for residential development. Such additional land, including land subject to the option granted to it by CBCL and acquired at fair market value, will not have the same low cost as the Company's owned property. Therefore, the Company's costs for new projects will be significantly higher than for projects on currently owned land.

    In addition, the Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. Approximately 627 acres of the Company's existing supply of land and approximately 1,964 acres currently subject to the option granted to the Company by CBCL are not fully entitled. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities relating to such matters as permitted land uses and levels of density, the installation of utilities, and the dedication of acreage for open space, parks, schools and other community purposes. After these entitlements are granted, subdivision approvals and building permits must be obtained. Changes in circumstances or in applicable law may require amended or additional approvals. Based on the Company's experience, it may take over ten years from the decision to develop unentitled land until the delivery of a first home. The Company may incur substantial costs in connection with the land use approval process. In addition to costs and fees required in connection with various applications, counties may assess "impact fees" based on governmental assessment of the effects of the Company's projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality. The Company is subject to risks associated with changes in governmental regulations and increases in property taxes and other governmental fees.

    In addition, subsequent to Hurricane Iniki, many of the insurance companies doing business in Hawaii have restricted, curtailed or suspended the issuance of homeowners' insurance policies on single-family and multi-family homes. This has had the effect of both reducing the availability of hurricane insurance and, in general, increasing the cost of such insurance. Mortgage financing for a new home is conditioned on, among other things, the availability of adequate homeowners' insurance. There can be no assurance that homeowners' insurance will be available or affordable to prospective purchasers of the Company's homes. Long-term restrictions on or unavailability of homeowners' insurance could have a material adverse effect on the Company's business.

    The Company is currently unable to obtain policies of insurance assuring it of good and marketable title to certain parcels of land. The Company believes that the defects in title arise from a variety of causes, including, but not limited to, defects in documenting transfers of the property, lack of paper title, lack of conveyance by co-owners and missing probate records, most of which defects occurred in the late 1800s and early 1900s. The Company believes that this condition exists with respect to approximately one acre of its 79 acres of land at its Piihana project. Title to a 50% undivided interest in approximately one acre out of its 28 acres at its Iao II project is vested in another party, and the Company is in the process of attempting to acquire that 50% undivided interest. As a result of title uncertainties, the Company is sometimes unable to obtain insurance policies, delivery of which is typically a condition to obtaining financing for a project. In order to cure title defects and obtain appropriate title insurance, the Company has initiated, or intends to initiate, legal actions to "quiet title" such parcels in its name. The process of prosecuting actions to quiet title is sometimes lengthy and could have the effect of delaying the Company's planned development of particular projects. No assurance can be given that the Company will prevail in its current or intended title actions or will otherwise be able to obtain insurable title to such properties.

    The Company is frequently required, in connection with the development of its projects, to obtain performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank, which could have a material adverse effect on the Company's financial statements.

RESULTS OF OPERATIONS

    The following discussion of results of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto.

    PROPERTY SALES.     The Company's revenue from property sales for the
quarter ended September 30, 1996 was $5.3 million compared to $4.1 million for the quarter ended September 30, 1995. At Kehalani, the Company closed 24 single-family home sales at an average price of $219,000, while 13 single-family home sales closed at an average price of $266,000 during the second quarter of fiscal 1996. At Waiolani, no home sales closed during the second quarter of fiscal 1997 compared to the last remaining home sale closing for $295,000 in the second quarter of fiscal 1996. In addition, the Company sold no land parcels on the island of Hawaii in the second quarter of fiscal 1997 compared to two land parcels sold in the second quarter of fiscal 1996.

    Property sales for the half year ended September 30, 1996 increased to $7.7 million from $4.3 million for the half year ended September 30, 1995. During the first half of fiscal 1997, the Company closed 34 single-family home sales at Kehalani at an average price of $223,000 compared to 13 home sales closings at an average price of $266,000 in the first half of fiscal 1996. In the first half of fiscal 1997, the Company recognized $.2 million of revenue related to the deferred gain on the Iao land sale to SHI compared to $.3 million recognized in the first half of fiscal 1996. The Company also sold no land parcels on the island of Hawaii during the first half of fiscal 1997 compared to two land parcel sales in the first half of fiscal 1996.

    COST OF PROPERTY SALES.     Cost of property sales for the second quarter
of fiscal 1997 was $4.8 million compared to $2.9 million for the second quarter of fiscal 1996. The increase in cost of property sales in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 was primarily attributable to increased single-family home sale closings at Kehalani and the related construction costs incurred. Cost of property sales as a percentage of property sales in the second quarter of fiscal 1997 was 90% compared to 71% for the second quarter of fiscal 1996. The increase in cost of property sales as a percentage of property sales was primarily the result of a decrease in the average price per home reflecting the sales incentive and discount program implemented by the Company. The Company anticipates that cost of property sales as a percentage of property sales will continue to be negatively impacted at least through the remainder of fiscal 1997 as a result of the continuation of the sales incentive and discount program.

    Cost of property sales for the half year ended September 30, 1996 was $6.9 million compared to $3.0 million for the half year ended September 30, 1995. This increase was primarily the result of expanded property sales in the first half of fiscal 1997 compared to the same period of last fiscal year.
In addition, cost of property sales as a percentage of property sales was 89% for the first half of fiscal 1997 compared to 69% for the first half of fiscal 1996. This increase was principally due to the decrease in the average sales price of homes closed in fiscal 1997 compared to fiscal 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES.     General and administrative
expenses include charges from CBCL for risk management, employee benefits, human resources and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development
(including planning and engineering) and management services. General and administrative expenses for the second quarter of fiscal 1997 were $636,000, a 26% decrease from the $859,000 incurred in the corresponding period of fiscal 1996. This decrease was primarily due to the Company's workforce reduction program which resulted in a decline in salary and related costs in the second quarter of fiscal 1997 compared to the prior year's second quarter.

    General and administrative expenses for the first half of fiscal 1997 were $1.3 million, as compared to $2.0 million incurred in the similar period of fiscal 1996. This decrease was primarily the result of lower salary and related costs in the first half of fiscal 1997 as compared to the prior years first half due to the impact of the Company's workforce reduction program. In addition, the prior year's first half included costs incurred in connection with seeking additional debt financing.

    EQUITY IN EARNINGS OF IAO PARTNERS.     The Company and SHI entered into a
joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with the acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture which is engaged in the development and sale of 480 multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $36,000 in the second quarter of fiscal 1997 compared to $224,000 in the second quarter of fiscal 1996. This represents the Company's share of income from the closing of ten home sales at the Iao Parkside project in the second quarter of fiscal 1997 compared to 17 homes closed in the second quarter of fiscal 1996. During the second quarter of fiscal 1997, Iao Partners sold three homes under a zero-down program under which the partnership issued a 20% second mortgage. Such home sales were accounted for under the cost recovery method and, therefore, an insignificant profit on these sales was recognized.

    Equity in earnings of Iao Partners for the half year ended September 30, 1996 was $66,000 compared to $530,000 recorded in the same period of the prior year. The decrease in equity in earnings was primarily attributable to fewer home sale closings in the first half of fiscal 1997 compared to the first half of fiscal 1996. In addition, earnings for the first half of fiscal 1997 were impacted by the cost recovery accounting treatment for certain home sales closed during the second quarter of fiscal 1997.

    INTEREST INCOME (EXPENSE) - NET.     Interest income (expense) - net
consists of interest earned from the temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense - net in the second quarter of fiscal 1997 was $6,000 compared to interest income - net of $83,000 in the previous fiscal year's second quarter. Interest expense - net for the second quarter of fiscal 1997 increased compared to the second quarter of fiscal 1996 primarily due to decreased cash balances resulting in lower interest income.

    Interest expense - net for the first half of fiscal 1997 was $21,000 compared to interest income-net of $124,000 for the first half of fiscal 1996. Interest expense-net was higher for the first half of fiscal 1997 compared to the first half of fiscal 1996 principally because of lower cash balances in the current year's first half compared to the prior year's first half resulting in lower interest income.

    OTHER EXPENSE - NET.     Other expense - net consists of miscellaneous
income and expense items including certain marketing and advertising expenses. The decrease of $65,000 in other expense in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 was primarily the result of costs associated with the resolution of certain property easement issues in the second quarter of fiscal 1996.

    Other expense - net for the first half of fiscal 1997 was $135,000 compared to $371,000 for the first half of fiscal 1996. This decrease was primarily attributable to the reduction of certain marketing and advertising expenses incurred at the Company's Kehalani project during the first half of fiscal 1997 compared to the first half of fiscal 1996 and to costs associated with the resolution of certain property easement issues in the first half of fiscal 1996.

DEFERRED REVENUE AND BACKLOG

     The Company deferred 50% of the revenue from the land sold to SHI for its Iao Parkside joint venture project. As of September 30, 1996, the Company had a total of $1.4 million in deferred revenue that will be recognized as the homes in this project are sold.

    At September 30, 1996, the Company's backlog consisted of 31 homes with aggregate sales value of $6.3 million. At Kehalani, 25 homes were in backlog with a total sales value of $5.4 million. At Iao Parkside six homes with an aggregate sales value of $.9 million were in backlog. The backlog at Iao Parkside represents 100% of the joint venture's sales contracts. The financial results of this joint venture are not consolidated into the Company's results, but rather are accounted for by the equity method. Accordingly, the Company will not recognize 100% of the revenue from such contracts, but will recognize its share of the financial results of this joint venture partnership. Sales contracts included in backlog are typically subject to cancellation by the purchaser under specified circumstances such as failure to obtain financing. As a result, no assurances can be given that the homes which presently comprise backlog will result in actual closings nor can assurance be given as to when such closings may occur. In addition, the Company believes that home sale rates on the island of Maui continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a weakness in the Hawaiian economy.


LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to plan projects, obtain entitlements, acquire and develop land, and construct homes. Prior to the Company's restructuring and initial public offering in December 1993, the Company used internally generated funds and funds from CBCL for development purposes, including planning, entitling, engineering, site preparation, construction of roads, water and sewer lines, as well as the construction and marketing of its lots and parcels of land. In December 1993, the Company consummated its initial public offering of Class A Common Stock, which resulted in net proceeds to the Company of $27.4 million.

    The Company has both short-term and long-term capital requirements, including those relating to its Kehalani project. The Company intends to fund its capital requirements through a combination of internally generated funds, bank and other financing. The Company further intends to primarily rely on bank financing for its home construction requirements. As a result, the Company's business and earnings are substantially dependent on its ability to obtain bank and other financing on acceptable terms. The Company also plans to seek additional financing, a portion of the proceeds from which will be used to fund necessary development work at its Kehalani master-planned community. No assurance can be given that the Company will be able to obtain such financing or that any available financing will be on terms acceptable to the Company.
Failure to obtain such financing would have a material adverse effect on the Company's business.

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement) with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which expire in September 1998. On September 5, 1996, the Company entered into two modification agreements with the Lenders which amended the terms and conditions of the existing revolving loan facilities to allow advances not to exceed an aggregate of $4 million for working capital purposes. Under the infrastructure loan modification agreement, the working capital advance shall not exceed $1.5 million with interest accruing at the Bank of Hawaii's base rate plus one-half (0.5) percentage point with infrastructure loan advances accruing interest at the base rate plus one (1.0) percentage point. Under the building loan modification agreement, the working capital advance shall not exceed $2.5 million with interest accruing on both the working capital and the building loan advances at the Bank of Hawaii's base rate plus one-half (0.5) percentage point. All advances made under both modification agreements for working capital purposes together with all accrued and unpaid interest thereon shall be due and payable in full on April 30, 1997. The infrastructure loan and building loan agreements were also amended to require the Company to remit to the Lenders 100% of the net proceeds from the sale of each home sold at the Company's Kehalani project. In addition to the collateral already held by the Lenders, CBCL delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. Such guaranty by CBCL is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    The Company is also seeking to generate additional funds through sales of certain land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is currently continuing its ongoing efforts to obtain such long-term financing. Failure to obtain such long-term financing would have a material adverse effect on the Company's business.

                                C. BREWER HOMES, INC.

                             PART II.  OTHER INFORMATION


ITEMS 1. 2, 3 AND 5.   Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders


    C. Brewer Homes, Inc. (the "Company") held an Annual Meeting of Stockholders on September 11, 1996 at which the stockholders voted: 1) to elect the following five directors: John W.A. Buyers, Clinton R. Churchill, David A. Heenan, Kent T. Lucien and B. G. Moynahan; and 2) to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the fiscal year ending March 31, 1997.

    Holders of record of the Company's Class A Common Stock and Class B Common Stock as of the close of business on July 15, 1996 were entitled to vote at the Annual Meeting. As of that date, there were 2,870,423 shares of Class A Common Stock, one vote per share, and 5,465,577 shares of Class B Common Stock, three votes per share, (collectively, "Voting Stock") outstanding and entitled to vote at the meeting. There were present at the Annual Meeting, either in person or by proxy, holders of an aggregate of 6,468,151 shares of Voting Stock of the Company entitled to vote at the meeting, which constituted a quorum.

    Each nominated director was elected for a term of one year by over 72% of the Voting Stock. The following number of votes were cast for each nominee for director (there were no abstentions or broker non-votes):


                                  For          Against        Withheld
                                  ---          -------        --------

1.  John W. A. Buyers         14,261,587          0               0
2.  Clinton R. Churchill      14,261,587          0               0
3.  David A. Heenan           14,261,587          0               0
4.  Kent T. Lucien            14,261,587          0               0
5.  B. G. Moynahan            13,994,935          0               0


    In addition, over 73% of the Voting Stock elected to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the fiscal year ending March 31, 1997, with the number of votes cast as follows (there were 1,700 abstentions and no broker non-votes):


                          For         Against        Withheld
                          ---         -------        --------
                      14,229,800       3,006            0



ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibit No.    Description
         -----------    -----------

              2.1 Agreement and Plan of Merger, dated October 21, 1994, between C. Brewer Homes, Inc., a Hawaii corporation, and C. Brewer Homes, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated
                        October 21, 1994.)

              3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)

              3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)

              4.1 Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              4.2 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)

              4.3 Section 1 of Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)

              4.4 Amended and Restated Declaration of Registration Rights. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-3, Registration Statement No. 33-75230.)

             10.1 Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.)

            +10.2 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.1 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)

            +10.3       Form of Automatic Option Grant Agreement.
                        (Incorporated by reference to Exhibit 10.3 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

            +10.4 Form of Employee Benefits Allocation Agreement. (Incorporated by reference to Exhibit 10.4 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

            +10.5 C. Brewer and Company, Limited Pension Plan for Salaried, Non-Bargaining Unit Employees and Hilo Coast Processing Company Pension Plan for Salaried, Non-Bargaining Unit Employees (Defined Benefit Plan). (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
                        No. 33-68924.)

            +10.6 C. Brewer Homes, Inc. Performance Incentive Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

             10.7 Form of Intercompany Agreement. (Incorporated by reference to Exhibit 10.7 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.8 Form of Asset Exchange Agreement. (Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.9 Form of Option/Right of First Refusal Agreement. (Incorporated by reference to Exhibit 10.9 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.10 Form of Development and Management Services Agreement. (Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
                        No. 33-68924.)

              10.11 Sublease of premises located at 827 Fort Street, Honolulu, Hawaii dated as of October 1, 1993. (Incorporated by reference to Exhibit 10.11 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.12 Manager's Revocable License (Lease) of premises located at 90 Waiko Road, Maui, Hawaii dated February 8, 1993. (Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
                        No. 33-68924.)

              10.13 Central Maui Source Development Agreement dated July 28, 1975. (Incorporated by reference to
                        Exhibit 10.13 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.14 Partnership Agreement between the Registrant and Schuler Homes, Inc. dated as of October 15, 1992. (Incorporated by reference to Exhibit 10.14 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.15 Development Loan Agreement between First Hawaiian Bank and Iao Partners dated as of June 29, 1993. (Incorporated by reference to Exhibit 10.15 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
                        No. 33-68924.)

              10.16 Direct Liability Agreement among the Registrant, Schuler Homes, Inc. and First Hawaiian Bank dated as of June 29, 1993. (Incorporated by reference to
                        Exhibit 10.16 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.17 Memorandum of Agreement among the Registrant, Schuler Homes, Inc. and Maui County dated June 11, 1992. (Incorporated by reference to Exhibit 10.17 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.18     Term Sheet and Release Regarding $25 million Note to
                        C. Brewer and Company, Limited from Registrant dated September 9, 1993. (Incorporated by reference to
                        Exhibit 10.18 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.19 Loan Agreement between the Registrant and First Hawaiian Bank dated August 2, 1993. (Incorporated by reference to Exhibit 10.19 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.20 Building Loan Agreement between First Hawaiian Bank and Iao Partners dated August 25, 1993. (Incorporated by reference to Exhibit 10.20 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.21 Direct Liability Agreement among the Registrant, Schuler Homes, Inc. and First Hawaiian Bank dated August 1993. (Incorporated by reference to Exhibit 10.21 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

             +10.22 Form of Employee Agreement between the Registrant and B.G. Moynahan. (Incorporated by reference to Exhibit 10.22 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.23 Sublease of premises located at 888 Kalanianaole Avenue, Hilo, Hawaii, dated as of October 1, 1993. (Incorporated by reference to Exhibit 10.23 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.24 Form of Contribution Agreement. (Incorporated by reference to Exhibit 10.24 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.25 Form of Note Agreement between Registrant and C. Brewer and Company, Limited. (Incorporated by reference to Exhibit 10.26 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

              10.26 Release Agreement between Registrant and The Prudential Insurance Company of America.

              10.27 Amended and Restated Promissory Note (Development and Phase 2 Loans) between Iao Partners and First Hawaiian Bank dated April 15, 1994. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated June 30, 1994.)

              10.28 Building Loan Agreement (Phase 2) between Iao Partners and First Hawaiian Bank dated April 15, 1994. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q dated
                        June 30, 1994.)

              10.29 Second Amendment to Mortgage (Development Loan) between Iao Partners and First Hawaiian Bank dated April 15, 1994. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated June 30, 1994.)

              10.30     First Amendment to Security Agreement (Development
                        Loan) between Iao Partners and First Hawaiian Bank dated April 15, 1994. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q dated June 30, 1994.)

              10.31 Direct Liability Agreement (Phase 2) between Iao Partners and First Hawaiian Bank dated April 15, 1994. (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated
                        June 30, 1994.)

             +10.32 Form of Notice of Grant to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)

             +10.33 Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement
                        No. 33-75230.)

             +10.34 Addendum to Stock Option Agreement (Financial Assistance). (Incorporated by reference to
                        Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)

             +10.35 Addendum to Stock Option Agreement (Limited Stock Appreciation Right). (Incorporated by reference to
                        Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)

             +10.36 Addendum of Stock Option Agreement (Special Tax Elections). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement
                        No. 33-75230.)

             +10.37 Form of Stock Issuance Agreement to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement
                        No. 33-75230.)

              10.38 Wailuku Executive Center Lease Document dated as of August 1, 1994 between Waisco and the Registrant. (Incorporated by reference to Exhibit 10.38 of the Registrant's registration statement on Form 10-K dated June 28, 1995.)

              10.39 Commercial Lease and Deposit Receipt dated as of January 18, 1995 between George Hotniansky, et al. and the Registrant. (Incorporated by reference to Exhibit 10.39 of the Registrant's registration statement on Form 10-K dated June 28, 1995.)

              10.40 Revolving Loan Agreement (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.41 Revolving Loan Agreement (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.42 Form of Revolving Note (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.43 Form of Revolving Note (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.44 First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.45 UCC-1 Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.46 Hazardous Materials Indemnity Agreement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

              10.47 Form of Agreement between Registrant and Fletcher Pacific Construction Co., Ltd. dated as of May 30, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

             *10.48 First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996.

             *10.49 First Loan Modification Agreement (Building Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996.

             *10.50 Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of September 5, 1996.

             *10.51 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of September 5, 1996.

             *10.52 Corporate Resolution Re: Guaranty to Bank of Hawaii from Board of Directors of C. Brewer and Company, Limited dated as of September 5, 1996.

             *10.53 Agreement to Guaranty between the Registrant and C. Brewer and Company, Limited dated as of September 4, 1996.

              *11.1 Statement regarding computation of earnings (loss) per common share.

              *27.1     Financial Data Schedule.


               99.1 Press release, dated December 21, 1994, announcing the updated Halelani project status. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated December 21, 1994.)

               99.2 Press release, dated January 25, 1995, announcing the Registrant's third quarter operating results. (Incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated
                        January 25, 1995.)


------------------

*  Filed herewith
+  Management contract, compensatory plan or arrangement


(b) No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                                C. BREWER HOMES, INC.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       C. BREWER HOMES, INC.
                                           (Registrant)



Date:    November 14, 1996             By    /s/ Edward T. Foley
                                           -------------------------------------
                                            EDWARD T. FOLEY
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized
                                               Officer)

                                C. BREWER HOMES, INC.

                                    EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

     10.48 First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996.

     10.49 First Loan Modification Agreement (Building Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996.

     10.50 Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of September 5, 1996.

     10.51 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of September 5, 1996.

     10.52 Corporate Resolution Re: Guaranty to Bank of Hawaii from Board of Directors of C. Brewer and Company, Limited dated as of September 5, 1996.

     10.53 Agreement to Guaranty between the Registrant and C. Brewer and Company, Limited dated as of September 4, 1996.

     11.1 Statement regarding computation of earnings (loss) per common share.

     27.1     Financial Data Schedule.