Form 10-Q
period 1996-12-31
BREWER C HOMES INC
filed 1997-02-14
CIK 912153

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                    FORM 10-Q

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

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

                                 (808) 242-6833
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    x         No
                                                    -----           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                              Outstanding at
                                                             February 9, 1997
                                                             ----------------

     CLASS A COMMON STOCK (PAR VALUE $.01 PER SHARE )        3,100,257 shares
     CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE)         5,235,743 shares

                              C. BREWER HOMES, INC.

                                      INDEX


                                                                           PAGE
                                                                          NUMBER

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Statements of Income (Loss) - Quarters and Three
                    Ended December 31, 1996 and December 31, 1995. . . .      3

                    Balance Sheets - December 31, 1996 and
                    March 31, 1996 . . . . . . . . . . . . . . . . . . .      4

                    Statements of Cash Flows - Three Quarters
                    Ended December 31, 1996 and December 31, 1995. . . .      5

                    Notes to Financial Statements. . . . . . . . . . . .    6-7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . . .   8-16

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .  17-21

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .     22

                              C. BREWER HOMES, INC.

                           STATEMENTS OF INCOME (LOSS)
             (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
                                   (UNAUDITED)

                                                                              Quarters Ended             Three Quarters Ended
                                                                       ---------------------------   ---------------------------
                                                                       December 31,   December 31,   December 31,   December 31,
                                                                           1996           1995           1996           1995
                                                                       ------------   ------------   ------------   ------------

Property sales . . . . . . . . . . . . . . . . . . . . . . . . .          $5,321         $  823        $13,065         $5,150
Cost of property sales . . . . . . . . . . . . . . . . . . . . .           4,643            625         11,496          3,594
                                                                          ------         ------        -------         ------
  Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .             678            198          1,569          1,556
General and administrative expenses. . . . . . . . . . . . . . .             536            556          1,880          2,513
                                                                          ------         ------        -------         ------
  Operating income (loss). . . . . . . . . . . . . . . . . . . .             142           (358)          (311)          (957)

Equity in earnings of Iao Partners . . . . . . . . . . . . . . .              48            101            114            631
Interest income (expense) - net. . . . . . . . . . . . . . . . .               2              2            (19)           126
Other expense - net. . . . . . . . . . . . . . . . . . . . . . .             (63)          (168)          (198)          (539)
                                                                          ------         ------        -------         ------
Income (loss) before income taxes (benefit). . . . . . . . . . .             129           (423)          (414)          (739)
Income taxes (benefit) . . . . . . . . . . . . . . . . . . . . .              47           (158)          (149)          (281)
                                                                          ------         ------        -------         ------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .          $   82         $ (265)       $  (265)        $ (458)
                                                                          ------         ------        -------         ------
                                                                          ------         ------        -------         ------

Earnings (loss) per common share . . . . . . . . . . . . . . . .          $ 0.01         $(0.03)       $ (0.03)        $(0.05)
                                                                          ------         ------        -------         ------
                                                                          ------         ------        -------         ------


Weighted average number of common shares outstanding . . . . . .           8,332          8,332          8,332          8,333
                                                                          ------         ------        -------         ------
                                                                          ------         ------        -------         ------




    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                               December 31,          March 31,
                                                                                                   1996                1996
                                                                                               ------------          ---------
                                                                                                (unaudited)

                                                               ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    101            $  3,080
Mortgage notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  852               2,636
Real estate developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               37,399              36,606
Investment in Iao Partners, net of deferred land gain. . . . . . . . . . . . . . . .                3,302               2,936
Property and equipment - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  175                 162
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  482                 505
                                                                                                 --------            --------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 42,311            $ 45,925
                                                                                                 --------            --------
                                                                                                 --------            --------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 23,289            $ 27,395
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,213                 702
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,799               3,777
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,427               2,181
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  161                 183
                                                                                                 --------            --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               30,889              34,238
                                                                                                 --------            --------

Commitments and contingencies

Stockholders' equity
     Class A Common Stock, $.01 par value, one vote per share,
     3,086,200 shares issued and outstanding at December 31, 1996 and
     2,700,173 shares issued and outstanding at March 31, 1996 . . . . . . . . . . .                   31                  27

     Class B Common Stock, $.01 par value, three votes per share,
     5,249,800 shares issued and outstanding at December 31, 1996 and
     5,635,827 shares issued and outstanding at March 31, 1996 . . . . . . . . . . .                   53                  57

     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .               27,370              27,370
     Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (16,008)            (15,743)
     Treasury stock, at cost, 4,335 shares . . . . . . . . . . . . . . . . . . . . .                  (24)                (24)
                                                                                                 --------            --------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .               11,422              11,687
                                                                                                 --------            --------
     Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . . .             $ 42,311            $ 45,925
                                                                                                 --------            --------
                                                                                                 --------            --------



    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three Quarters Ended
                                                      --------------------------
                                                      December 31,  December 31,
                                                          1996          1995
                                                      ------------  ------------

Operating activities
  Net loss . . . . . . . . . . . . . . . . . . . . . .   $  (265)      $  (458)
  Adjustments to net loss
     Depreciation. . . . . . . . . . . . . . . . . . .        47            37
     Deferred income taxes . . . . . . . . . . . . . .       246           105

     Equity in earnings of Iao Partners. . . . . . . .      (114)         (631)
     Amortization of deferred land gain. . . . . . . .      (252)         (388)
Changes in operating assets and liabilities
     Mortgage notes receivable . . . . . . . . . . . .     1,784           275
     Real estate developments. . . . . . . . . . . . .      (793)       (9,140)

     Other assets. . . . . . . . . . . . . . . . . . .        23           180
     Accounts payable. . . . . . . . . . . . . . . . .       511        (5,791)
     Accrued expenses. . . . . . . . . . . . . . . . .        22          (714)
     Other liabilities . . . . . . . . . . . . . . . .       (22)       (1,058)
                                                         -------      --------

        Cash flow from (used in) operating . . . . . .     1,187       (17,583)
                                                         -------      --------

Investing activities
     Capital expenditures. . . . . . . . . . . . . . .       (60)          (31)
     Other . . . . . . . . . . . . . . . . . . . . . .         -            11
                                                         -------      --------
        Cash flow used in investing activities . . . .       (60)          (20)
                                                         -------      --------

Financing activities
     Loan proceeds . . . . . . . . . . . . . . . . . .     8,238        30,358
     Loan payments . . . . . . . . . . . . . . . . . .   (12,344)      (25,940)
     Purchase of treasury stock. . . . . . . . . . . .         -           (24)
                                                         -------      --------
        Cash flow from (used in) financing . . . . . .    (4,106)        4,394
                                                         -------      --------

Decrease in cash and cash equivalents. . . . . . . . .    (2,979)      (13,209)
Cash and cash equivalents at beginning of period . . .     3,080        16,179
                                                         -------      --------
Cash and cash equivalents at end of period . . . . . .   $   101      $  2,970
                                                         -------      --------
                                                         -------      --------


    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.

                         NOTES TO  FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 1996 and its results of operations and cash flows for the periods ended December 31, 1996 and December 31, 1995. The results of operations for the quarter and three quarters ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year or for any future period.


2.   EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period.


3.   CASH DIVIDENDS

     The Company did not pay cash dividends on its common stock during the quarters or three quarters ended December 31, 1996 and December 31, 1995.


4.   MORTGAGE NOTES RECEIVABLE

     During the third quarter of fiscal year 1997, pursuant to a decree of foreclosure, the Company reacquired certain property it had sold in December 1992 which was subject to a mortgage note receivable. As a result, the Company has reclassified approximately $1.4 million from Mortgage Notes Receivable to Real Estate Developments as of December 31, 1996.


5.   INVESTMENT IN IAO PARTNERS

     The following condensed income statement information represents 100% of the results of Iao Partners for the periods presented. In addition, such results exclude the amortization of the deferred gain relating to the land sold to the Company's 50% joint venture partner Schuler Homes, Inc. (in thousands):

                                                                              Quarters Ended             Three Quarters Ended
                                                                       ---------------------------   ---------------------------
                                                                       December 31,   December 31,   December 31,   December 31,
                                                                           1996           1995           1996           1995
                                                                       ------------   ------------   ------------   ------------

Statements of Income
   Sales of residential real estate. . . . . . . . . . . . . . .          $1,539         $1,112         $4,185         $6,187
   Cost of residential real estate sold. . . . . . . . . . . . .           1,479            940          4,024          5,042
                                                                          ------         ------         ------         ------

      Gross profit . . . . . . . . . . . . . . . . . . . . . . .              60            172            161          1,145
   Interest income . . . . . . . . . . . . . . . . . . . . . . .              38             32             75            121
   General and administrative expenses . . . . . . . . . . . . .              (2)            (2)            (7)            (4)
                                                                          ------         ------         ------         ------

      Income before income taxes . . . . . . . . . . . . . . . .          $   96         $  202         $  229         $1,262
                                                                          ------         ------         ------         ------
                                                                          ------         ------         ------         ------


6.   NOTES PAYABLE

     On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement) with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which expire in September 1998. On September 5, 1996, the Company entered into two modification agreements with the Lenders which amended the terms and conditions of the existing revolving loan facilities to allow advances not to exceed an aggregate of $4 million for working capital purposes. Under the infrastructure loan modification agreement, the working capital advance shall not exceed $1.5 million with interest accruing at the Bank of Hawaii's base rate plus one-half (0.5) percentage point with infrastructure loan advances accruing interest at the base rate plus one (1.0) percentage point. Under the building loan modification agreement, the working capital advance shall not exceed $2.5 million with interest accruing on both the working capital and the construction advances at the Bank of Hawaii's base rate plus one-half (0.5) percentage point. All advances made under both modification agreements for working capital purposes together with all accrued and unpaid interest shall be due and payable in full on April 30, 1997. The infrastructure loan and building loan agreements were also amended to require the Company to remit to the Lenders 100% of the net proceeds from the sale of each home sold at the Company's Kehalani project. In addition to the collateral already held by the Lenders, C. Brewer and Company, Limited ("CBCL") delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. Such guaranty by CBCL is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property located on the island of Kauai.

     The Company is currently negotiating with its Lenders to extend its existing $4 million working capital facility beyond April 30, 1997. The Company is also seeking to generate additional funds through sales of certain land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is currently continuing its ongoing efforts to obtain such long-term financing. No assurance can be given that such financing will be obtained or that any available financing will be on acceptable terms. Failure to obtain such financing would have a material adverse effect on the Company's business.


7.   STOCK-BASED COMPENSATION

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


8.   RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to the December 31, 1996 presentation.

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

     Although the Company's current strategy focuses on the construction and sale of homes, the Company has deferred 50% of the revenue and costs relating to the land it sold to its joint venture partner at the Iao Parkside project on the island of Maui. The Company sold this land to Schuler Homes, Inc. ("SHI") in fiscal 1993, and it was subsequently contributed to a joint venture in which the Company is a 50% partner. To date, the Company has recognized approximately $6.6 million of the income from this sale through the quarter ended December 31, 1996. At December 31, 1996 the Company had deferred income of approximately $1.0 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed. In addition, during the quarter ended September 30, 1996, the Company and SHI mutually determined not to jointly develop the Kula Lei project through Iao Partners as previously contemplated.

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


FACTORS THAT MAY AFFECT OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, variability in revenue and net income on a quarterly basis. Many factors contribute to this variability including: (i) the timing of home closings and land sales; (ii) the condition of the real estate markets and the economy in general in Hawaii; (iii) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (iv) costs of materials and labor; (v) the availability and cost of capital; and (vi) delays in construction schedules caused by the timing of inspections and approvals by regulatory agencies including zoning approvals and receipt of entitlements; the completion of necessary public infrastructure, the timing of utility hookups, and adverse
weather.   Any increases in home mortgage interest and local unemployment rates may also adversely affect future demand for the Company's homes. This variability may cause the Company's overall results of operations to fluctuate significantly on a quarter-to-quarter basis and revenues anticipated to occur in a fiscal quarter may not be earned until subsequent fiscal quarters. For example, due to a general slowdown in the Hawaii economy, the Company anticipates that home sale closings in the fourth quarter of fiscal year 1997 will be less than home sale closings in the third quarter of fiscal year 1997 and fourth quarter of fiscal year 1996.

     The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui but also on the islands of Kauai and Hawaii. In addition, a majority of the Company's Maui operations are concentrated in central Maui. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States and Japan and, to a lesser extent, the effects of Hurricane Iniki in September 1992, have contributed to a slowdown in Hawaii's economy during the 1990s. Hawaii's gross state product grew by 0.6% (after adjusting for inflation) during the four year period between 1990 and 1994, after having grown by 18.9% between 1986 and 1990. The Company has recently observed a reduction in the rate of new home sales, which the Company believes to be the result of recent increases in Hawaii unemployment rates and the general lack of confidence of prospective home buyers in the Hawaii economy. Any prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

     In addition, much of the land in the State of Hawaii, particularly on the islands of Maui, Kauai and Hawaii, has historically not been supported by adequate public infrastructure (e.g., roads, water utilities, sewage and drainage facilities) necessary for residential development. As a result of the high cost of providing infrastructure, developers face significant difficulty in profitably pricing their homes. Infrastructure constraints also limit the speed at which new housing can be constructed even if environmental and other land use considerations can be resolved more quickly. For example, the availability and cost of domestic water connection may pose a major limitation for developers in certain areas of central Maui. Infrastructure construction is further complicated by the terrain and climate of Hawaii, which may necessitate extensive grading and constructing retaining walls and drainage systems to control erosion. The total investment in infrastructure for a large residential community in Hawaii can be substantial.

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

     Although the Company has been holding, entitling, developing, marketing and selling land for over 20 years, it has only been building homes since late 1993 and, to date, has closed a total of 549 home sales. As a result, the Company is subject to the risks inherent in establishing a new line of business. Because the Company has only recently commenced homebuilding operations, the Company's historical financial performance is not necessarily a meaningful indicator of future results. For example, the Company's cost of property sales as a percentage of property sales has increased substantially, and therefore its gross margin has declined as compared to periods prior to the commencement of homebuilding activities.

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

     Although the Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop homesites and build and sell new homes for more than ten years, the Company intends, on a selective basis, to acquire additional land for residential development. Such additional land, including land subject to the option granted to it by CBCL and acquired at fair market value, will not have the same low cost as the Company's owned property. Therefore, the Company's costs for new projects will be significantly higher than for projects on currently owned land.

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

     PROPERTY SALES. The Company's revenue from property sales for the quarter ended December 31, 1996 was $5.3 million compared to $823,000 for the quarter ended December 31, 1995. At Kehalani, the Company closed 23 single-family home sales at an average price of $226,000 during the third quarter of fiscal 1997 compared to three single-family home sales closed at an average price of $251,000 during the prior year's third quarter.

     Property sales for the three quarters ended December 31, 1996 increased to $13.1 million from $5.2 million for the three quarters ended December 31, 1995. During the first three quarters of fiscal 1997, the Company closed 57 single-family home sales at Kehalani at an average price of $224,000 compared to 16 home sales closings at an average price of $263,000 in the first three quarters of fiscal 1996. In the first three quarters of fiscal 1997, the Company recognized $300,000 of revenue related to the deferred gain on the Iao land sale to SHI compared to $400,000 recognized in the first three quarters of fiscal 1996. The Company also sold no land parcels on the island of Hawaii during the first three quarters of fiscal 1997 compared to two land parcel sales in the first three quarters of fiscal 1996.

     COST OF PROPERTY SALES. Cost of property sales for the third quarter of fiscal 1997 was $4.6 million compared to $625,000 for the third quarter of fiscal 1996. The increase in cost of property sales in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 was primarily attributable to increased single-family home sale closings at Kehalani and the related construction costs incurred. Cost of property sales as a percentage of property sales in the third quarter of fiscal 1997 was 87% compared to 76% for the third quarter of the fiscal 1996. The increase in cost of property sales as a percentage of property sales was primarily the result of a decrease in the average sales price per home reflecting the sales incentive and discount program implemented by the Company during fiscal 1997. The Company anticipates that cost of property sales as a percentage of property sales will continue to be negatively impacted at least through the remainder of fiscal 1997 as a result of the continuation of the sales incentive and discount program.

     Cost of property sales for the three quarters ended December 31, 1996 was $11.5 million compared to $3.6 million for the three quarters ended December 31, 1995. This increase was primarily the result of expanded property sales in the first three quarters of fiscal 1997 compared to the same period of last fiscal year. In addition, cost of property sales as a percentage of property sales was 88% for the first three quarters of fiscal 1997 compared to 70% for the first three quarters of fiscal 1996. This increase was principally due to the decrease in the average sales price of homes closed in fiscal 1997 compared to fiscal 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. General and administrative expenses for the third quarter of fiscal 1997 were $536,000, a 4% decrease from the $556,000 incurred in the third quarter of fiscal 1996. This decrease was primarily due to the Company's workforce reduction program which resulted in a decline in salary and related costs in the third quarter of fiscal 1997 compared to the prior year's third quarter.

     General and administrative expenses for the first three quarters of fiscal 1997 were $1.9 million compared to $2.5 million incurred in the similar period of fiscal 1996. This decrease was primarily the result of lower salary and related costs in the first three quarters of fiscal 1997 as compared to the prior year's first three quarters due to the impact of the Company's workforce reduction program. In addition, the prior year's first three quarters included costs incurred in connection with seeking additional debt financing.

     EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with the acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture which is engaged in the development and sale of 480 multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $48,000 in the third quarter of fiscal 1997 compared to $101,000 in the third quarter of fiscal 1996. This represents the Company's share of income from the closing of 13 multi-family home sales at the Iao Parkside project compared to eight multi-family homes closed in the third quarter of fiscal 1996. During the third quarter of fiscal 1997, Iao Partners sold five homes under a zero-down program under which the partnership issued a 20% second mortgage.
Such home sales were accounted for under the cost recovery method and, therefore, an insignificant profit on these sales was recognized.

     Equity in earnings of Iao Partners for the three quarters ended December 31, 1996 was $114,000 compared to $631,000 recorded in the same period of the prior year. The decrease in equity in earnings was primarily attributable to fewer home sale closings in the first three quarters of fiscal 1997 compared to the first three quarters of fiscal 1996. In addition, earnings for the first three quarters of fiscal 1997 were impacted by the cost recovery accounting treatment for certain home sales closed during the first three quarters of fiscal 1997.

     INTEREST INCOME (EXPENSE) - NET. Interest income (expense) - net consists of interest earned from the temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest income - net was $2,000 in both the third quarter of fiscal 1997 and 1996.

     Interest expense - net for the first three quarters of fiscal 1997 was $19,000 compared to interest income-net of $126,000 for the first three quarters of fiscal 1996. Interest expense-net was higher for the first three quarters of fiscal 1997 compared to the first three quarters of fiscal 1996 principally because of lower cash balances in the current year's first three quarters compared to the prior year's first three quarters resulting in lower interest income.

     OTHER EXPENSE - NET. Other expense - net consists of miscellaneous income and expense items including certain marketing and advertising expenses. The decrease of $105,000 in other expense in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 was primarily the result of decreased costs associated with certain marketing and advertising expenses incurred in the third quarter of fiscal 1996.

     Other expense - net for the first three quarters of fiscal 1997 was $198,000 compared to $539,000 for the first three quarters of fiscal 1996. This decrease was primarily attributable to the reduction of certain marketing and advertising expenses incurred at the Company's Kehalani project during the first three quarters of fiscal 1997 compared to the first three quarters of fiscal 1996 and to costs associated with the resolution of certain property easement issues in the first three quarters of fiscal 1996.


DEFERRED REVENUE AND BACKLOG

      The Company deferred 50% of the revenue from the land sold to SHI for its Iao Parkside joint venture project. As of December 31, 1996, the Company had a total of $1.2 million in deferred revenue that will be recognized as the homes in this project are sold.

     At December 31, 1996, the Company's backlog consisted of 11 homes and three land parcels with an aggregate sales value of $2.8 million. At Kehalani, eight homes were in backlog with a total sales value of $1.8 million. At Iao Parkside three homes with an aggregate sales value of $456,000 were in backlog. The backlog at Iao Parkside represents 100% of the joint venture's sales contracts. The financial results of this joint venture are not consolidated into the Company's results, but rather are accounted for by the equity method. Accordingly, the Company will not recognize 100% of the revenue from such contracts, but will recognize its share of the financial results of this joint venture partnership. Also, three land parcels at Kalihiwai Ridge II with a sales value of $555,000 were in backlog. Sales contracts included in backlog are typically subject to cancellation by the purchaser under specified circumstances such as failure to obtain financing. As a result, no assurances can be given that the homes which presently comprise backlog will result in actual closings nor can assurance be given as to when such closings may occur. In addition, the Company believes that home sale rates on the island of Maui continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a weakness in the Hawaiian economy.

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

     On August 31, 1995, the Company entered into two secured revolving loan agreements with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which expire in September 1998. On September 5, 1996, the Company entered into two modification agreements with the Lenders which amended the terms and conditions of the existing revolving loan facilities to allow advances not to exceed an aggregate of $4 million for working capital purposes. The revolving loan facility consists of two components. Under the infrastructure loan modification agreement, the working capital advance shall not exceed $1.5 million with interest accruing at the Bank of Hawaii's base rate plus one-half (0.5) percentage point with construction advances accruing interest at the base rate plus one (1.0) percentage point. Under the building loan modification agreement, the working capital advance shall not exceed $2.5 million with interest accruing on both the working capital and the construction advances at the Bank of Hawaii's base rate plus one-half (0.5) percentage point. All advances made under both modification agreements for working capital purposes together with all accrued and unpaid interest shall be due and payable in full on April 30, 1997. The infrastructure loan and building loan agreements were also amended to require the Company to remit to the Lenders 100% of the net proceeds from the sale of each home sold at the Company's Kehalani project. In addition to the collateral already held by the Lenders, C. Brewer and Company, Limited ("CBCL") delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. Such guaranty by CBCL is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property located on the island of Kauai. The Company is currently negotiating with its Lenders to extend its existing $4 million working capital facility beyond April 1997. No assurance can be given that such negotiations will be successful. Failure to obtain such financing would have a material adverse effect on the Company's business.

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

        10.1        Form of Indemnification Agreement.   (Incorporated by
                    reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1994.)

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

        10.14       Partnership Agreement between the Registrant and Schuler
                    Homes, Inc. dated October 15, 1992.   (Incorporated by
                    reference to Exhibit 10.14 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)

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

       +10.36 Addendum to Stock Option Agreement (Special Tax Elections). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)

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

        10.40 Revolving Loan Agreement (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.41 Revolving Loan Agreement (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.42 Form of Revolving Note (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.43       Form of Revolving Note (Building) between the Registrant and
                    Bank of Hawaii dated as of August 31, 1995.   (Incorporated
                    by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.44 First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of August
                    31, 1995.   (Incorporated by reference to Exhibit 10.4 of
                    the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.45       UCC-1 Financing Statement between the Registrant and Bank of
                    Hawaii dated as of August 31, 1995.   (Incorporated by
                    reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.46 Hazardous Materials Indemnity Agreement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.47 Form of Agreement between Registrant and Fletcher Pacific Construction Co., Ltd. dated as of May 30, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1995.)

        10.48 First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit
                    10.48 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)

        10.49 First Loan Modification Agreement (Building Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit
                    10.49 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)

        10.50 Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of
                    Hawaii dated as of September  5, 1996.   (Incorporated by
                    reference to Exhibit 10.50 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)

        10.51       Guaranty between C. Brewer and Company, Limited and Bank of
                    Hawaii dated as of September  5, 1996.   (Incorporated by
                    reference to Exhibit 10.51 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)

        10.52 Corporate Resolution Re: Guaranty to Bank of Hawaii from Board of Directors of C. Brewer and Company, Limited dated
                    as of September  5, 1996.   (Incorporated by reference to
                    Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)

        10.53 Agreement to Guaranty between the Registrant and C. Brewer and Company, Limited dated as of September 4, 1996. (Incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)

       *11.1 Statement regarding computation of earnings (loss) per common share.

       *27.1        Financial Data Schedule.

*  Filed herewith
+  Management contract or compensatory plan or arrangement.


(b)  No reports on Form 8-K were filed for the quarter ended December 31, 1996.

                              C. BREWER HOMES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              C. BREWER HOMES, INC.
                                   (Registrant)



Date:  February 14, 1997      By   /s/ Edward T. Foley
                                ----------------------------------------------
                                   EDWARD T. FOLEY
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)

                              C. BREWER HOMES, INC.

                                  EXHIBIT INDEX

                                                                   Sequentially
                                                                     Numbered
Exhibit No.    Description                                          Page Number

-----------    -----------
11.1           Statement regarding computation of earnings (loss)
               per common share.                                         24

27.1           Financial Data Schedule.

                                                                    Exhibit 11.1

                              C. BREWER HOMES, INC.

                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
           (IN THOUSANDS, EXCEPT FOR EARNINGS (LOSS) PER COMMON SHARE)

                                                                              Quarters Ended             Three Quarters Ended
                                                                       ---------------------------   ---------------------------
                                                                       December 31,   December 31,   December 31,   December 31,
                                                                           1996           1995           1996           1995
                                                                       ------------   ------------   ------------   ------------

Class A Common Stock
   Shares issued and outstanding . . . . . . . . . . . . . . . .           3,082          2,685          3,082          2,685

Class B Common Stock

   Shares issued and outstanding . . . . . . . . . . . . . . . .           5,254          5,651          5,254          5,651
   Treasury stock purchased in July 1995 . . . . . . . . . . . .              (4)            (4)            (4)            (3)
                                                                          ------         ------         ------         ------

Weighted average number of common shares outstanding . . . . . .           8,332          8,332          8,332          8,333
                                                                          ------         ------         ------         ------
                                                                          ------         ------         ------         ------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .          $   82         $ (265)        $ (265)        $ (458)
                                                                          ------         ------         ------         ------
                                                                          ------         ------         ------         ------

Earnings (loss) per common share . . . . . . . . . . . . . . . .          $ 0.01         $(0.03)        $(0.03)        $(0.05)
                                                                          ------         ------         ------         ------
                                                                          ------         ------         ------         ------
