Form 10-K
period 1997-03-31
BREWER C HOMES INC
filed 1997-06-30
CIK 912153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 0-22948
                            ------------------------

                             C. BREWER HOMES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                  99-0145055
(State or other jurisdiction     (I.R.S. employer
             of                 identification no.)
      incorporation or
        organization)
                255 EAST WAIKO ROAD
               WAILUKU, HAWAII 96793
(Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (808) 242-6833
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              CLASS A COMMON STOCK
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 6, 1997 was $6,829,132.

    The number of shares outstanding of each of the registrant's classes of common stock on June 6, 1997 was as follows:

        CLASS A COMMON STOCK (PAR VALUE $.01 PER SHARE) 3,376,424 shares

        CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE) 4,959,576 shares
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    C. Brewer Homes, Inc. (the "Company") is a land developer and homebuilder in the State of Hawaii with operations on the islands of Maui, Kauai and Hawaii. The Company has extensive landholdings, totaling approximately 2,696 acres on these islands, and is one of the largest owners of entitled residential units on the island of Maui. The Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop and sell land, and build and sell new homes for more than ten years without acquiring additional land. In addition, for the next 20 years the Company will have access to approximately 1,964 acres of additional land through a land purchase option granted to the Company by its former parent, C. Brewer and Company, Limited ("CBCL").

    From late 1993 through early 1997, the Company's business strategy was focused primarily on the construction and sale of homes. In early 1997, the Company expanded its business strategy to include the development and sale of lots and parcels of land, which had been the Company's primary business strategy prior to late 1993. The Company currently intends to continue in the business of building and selling homes. The Company is presently selling homes on the island of Maui at its Kaimana, Halemalu and Iao Parkside developments. The single-family and multi-family homes included in the Kaimana, Halemalu and Iao Parkside developments range in size from 657 square feet to 1,927 square feet, and in price from $118,000 to $275,000.

    Kaimana is a 179-unit single-family residential project and Halemalu is a 30-unit single-family residential project of the Kehalani master-planned community on the island of Maui. In November 1994, the Company began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through March 31, 1997, 67 home sales had closed at Kaimana. In October 1995, the Company began selling the single-family homes at Halemalu and through March 1997, 27 home sales had closed. The Company is currently planning the next subdivision at Kehalani called Nanea. This subdivision would include 80 single-family residential homes. The Kehalani development is expected to consist of a total of approximately 2,100 homes, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. The Kehalani site provides panoramic vistas of the Pacific Ocean and Mount Haleakala and will be one of the largest planned residential communities on the island of Maui.

    Iao Parkside is a 28-acre, 480-unit low-rise garden condominium project being constructed and sold through a 50% joint venture partnership with Schuler Homes, Inc. ("SHI"). This project is targeted at first-time buyers under Hawaii's affordable housing policy. The joint venture partnership began accepting reservations at this project in March 1993 and executing sales contracts in July 1993. Through March 31, 1997, 348 home sales had closed. In addition, during fiscal year 1997, the Company and SHI mutually determined not to jointly develop the Kula Lei project through this partnership as previously contemplated.

    The Company's Puueo I project is an 800-home master-planned community located on 321 acres on the island of Hawaii, adjacent to the city of Hilo. The County Council approved the Company's change of zone application to residential and commercial, subject to certain water source verifications. The Company does not anticipate any problems with providing such satisfactory assurances and is proceeding with the preliminary planning for this residential development.

    The Company's Kalihiwai Ridge II project on the island of Kauai is a rural estate community in which the Company is currently offering homesites. For the fiscal year ended March 31, 1997, two land parcel sales had closed at Kalihiwai Ridge II.

    The Company has also received entitlements for its Piihana project located on 79 acres on the island of Maui near the Company's Iao Parkside project. The Piihana project is located one mile northwest of the

Wailuku business district at the base of the West Maui Mountains. The entitlements allow for up to 600 residential units.

    During fiscal year 1997, the Company completed the relocation of its headquarters to the island of Maui from Honolulu, Hawaii.

    The Company requires capital to plan projects, obtain entitlements, acquire and develop land, construct homes, and for working capital. The Company intends to fund its capital requirements through a combination of internally generated funds, bank and other financing. The Company further intends to primarily rely on bank financing for its home construction requirements. As a result, the Company's business and earnings are substantially dependent on its ability to obtain financing on acceptable terms. The Company also plans to seek additional financing, a portion of the proceeds from which will be used to fund necessary development work at its Kehalani master-planned community. No assurance can be given that the Company will be able to obtain such financing or that any such financing will be on terms acceptable to the Company.

    For more than 20 years, the Company operated as the real estate development and investment subsidiary of CBCL. In connection with the Company's initial public offering of its Class A Common Stock (the "Initial Public Offering") in December 1993, CBCL transferred to the Company CBCL's entire inventory of entitled land, together with certain unentitled land, at historical cost, and granted the Company an option to purchase up to approximately 1,982 additional acres of unentitled land. The Company believes that the land transferred to it by CBCL, together with the land subject to the option, constitute substantially all of CBCL's real estate on which residential and commercial development are feasible within the next 20 years.

    The Company currently owns approximately 2,181 acres of entitled land in the State of Hawaii, of which approximately 1,025 acres have the entitlements necessary to build approximately 3,817 residential units and approximately 1,136 acres have entitlements for approximately 60 lots. In addition, the Company has entitlements for approximatley 20 acres designated for commercial use. Of the Company's approximately 3,817 entitled residential units, approximately 2,697 are located on the island of Maui. Over the next several years, the Company intends to seek entitlements for its unentitled land holdings of approximately 515 acres. The Company estimates that these unentitled land holdings could represent up to approximately 900 additional residential units.

    "Entitled" land has received all discretionary land use approvals necessary for residential development from the appropriate state and county governments, except for any required tract maps, subdivision approvals, and grading and building permits. "Unentitled" land has not received all of such approvals. "Entitled" units refers to residential units that are located on entitled land.

THE RESTRUCTURING

    The Company was initially incorporated in the State of Hawaii in October 1970. In October 1994, the Company changed its state of incorporation from Hawaii to Delaware. Prior to the Initial Public Offering in December 1993, the Company was a wholly owned subsidiary of CBCL, which is a wholly owned subsidiary of Buyco, Inc. ("Buyco"). Buyco is the common parent of an affiliated group of corporations formed in connection with the acquisition of CBCL in 1986. Pursuant to a restructuring and distribution (the "Restructuring"), which was effected immediately prior to the consummation of the Company's Initial Public Offering, all of the 5,750,000 outstanding shares of the Class B Common Stock of the Company were distributed by CBCL to Buyco, which in turn distributed such stock to its 74 stockholders on the basis of 1.08 shares of Company Class B Common Stock for each share of Buyco common stock held.

    As part of the Restructuring, CBCL and its subsidiaries transferred to the Company CBCL's entire inventory of entitled land (approximately 731 acres) and certain unentitled land (approximately 725 acres) at historical cost. Furthermore, CBCL granted the Company an option to purchase up to approximately

1,982 additional acres of currently unentitled land on the islands of Maui and Hawaii at fair market value at the time of exercise of the option. See "--Land Subject to Option/Right of First Refusal" and "--Relationship with C. Brewer and Company, Limited." The Company believes that the entitled land and certain unentitled land transferred to it by CBCL and the unentitled land subject to the option together constitute substantially all of CBCL's real estate on which residential and commercial development are feasible within the next 20 years (based on the Company's estimate of the time necessary to obtain the required entitlements and complete the necessary infrastructure for these land parcels).

    Of the land transferred to the Company by CBCL, the transfer of approximately 656 acres (principally comprising the Company's land on the island of Maui) was effected as a contribution to capital. The transfer of the balance of the land, consisting of approximately 800 acres on the island of Hawaii, was effected as an exchange for approximately 11 acres of unentitled land located on the island of Kauai and 18,130 acres of unentitled land located on the island of Hawaii owned by the Company (on which land the Company believes residential and commercial development are not feasible within the next 20 years based on the Company's estimate of the time necessary to obtain the required entitlements and complete the necessary infrastructure). The Company also transferred to CBCL all of the capital stock of Kilauea Irrigation Co., Inc., a water irrigation company.

    In connection with the Restructuring, the Company and CBCL entered into a number of agreements for the purpose of defining their ongoing relationship, including certain tax and other indemnification arrangements. These agreements were not the result of negotiations between independent parties. There can be no assurance that each of such agreements is, or all of them taken as a whole are, on terms comparable to those that would have resulted from negotiations between unaffiliated parties. The ongoing relationship between the Company and CBCL, including the amendment of any of the agreements between the Company and CBCL, could result in conflicts of interest between the Company and CBCL. Such conflicts of interest will be resolved by a committee of the Board of Directors of the Company comprised of two directors who are not officers or employees of the Company or any of its affiliates, including CBCL ("Outside Directors"), and one employee-director. See "--Relationship with C. Brewer and Company, Limited."

    Prior to the Restructuring, CBCL was indebted to The Prudential Insurance Company of America ("Prudential") in the aggregate amount of approximately $54 million and, in addition, CBCL had a line of credit in the amount of $21.5 million with First Hawaiian Bank and SeaFirst Bank (together, the "Bank Group"). All of such debt was guaranteed by the Company. Subsequently, CBCL refinanced the line of credit with First Hawaiian Bank as the sole lender. In connection with the Restructuring, Prudential and the Bank Group agreed to release the Company from all such guarantees. In connection with such release, the Company issued an unsecured $25 million term note payable to CBCL (the "CBCL Note"). The principal amount of the CBCL Note was determined as a result of negotiations between the Company and CBCL and after consideration of a number of factors, including the market value of the properties being transferred and the necessity of pledging the CBCL Note to Prudential and First Hawaiian Bank in connection with their release of the Company's guarantees. In September 1995, as a result of obtaining new loan facilities, the Company paid off the remaining principal balance of $19.3 million plus interest accrued and payable on the CBCL Note. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition" and "Note 6 to Notes to Financial Statements."

    Buyco obtained a ruling from the Internal Revenue Service (the "IRS") that the distribution of the shares of Class B Common Stock to the Buyco stockholders as part of the Restructuring qualified as a tax-free "spin-off" under Section 355 of the Internal Revenue Code, and accordingly no taxable gain or loss was recognized by the Company, Buyco or CBCL upon such distribution. The IRS ruling does not cover all tax aspects of the Restructuring, and certain transactions undertaken prior to or as part of the Restructuring could give rise to substantial federal and state income taxes for CBCL and the Company. CBCL and its affiliated companies (other than the Company) have agreed to indemnify the Company against all such taxes, as well as against all taxes arising from operations of members of the Buyco affiliated group (other than taxes arising from the Company's operations during 1993 and after) and intercompany transactions between members of the group prior to the Restructuring. To the extent that any taxes for periods through the Restructuring are assessed against the Company, and CBCL and its affiliated companies (other than the Company) are unable to satisfy their indemnity obligations, there could be a material adverse effect on the Company.

THE HAWAII HOUSING MARKET

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui and also on the islands of Kauai and Hawaii. In addition, all of the Company's operations on Maui are concentrated in central Maui. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States, particularly in California and Japan, have contributed to a slowdown in Hawaii's economy during the 1990s. After adjusting for inflation, Hawaii's gross state product grew 0.2% in each year from 1992 to 1994, and 0.5% in 1995, after having grown by a total of 18.9% between 1986 and 1990. Estimated growth in gross state product in 1996 has been reported at approximately 1.0%. The Company has observed a reduction in the rate of new home sales since late 1993, which the Company believes to be the result of increases in Hawaii unemployment rates and the general lack of confidence in the Hawaii economy by prospective home buyers. Any prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

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

    The County of Maui controls land use initially through a Community Plan process prior to specific zoning designation. The Community Plan process results in designations of general categories of land use, residential, commercial, agricultural, resort, parks, etc. The Community Plan process involves approval by a Citizens' Advisory Committee, the County Planning Commission and the County Council. This entire process was approved in 1987, approximately eight years after the process began. Maui County began the process of updating the present Community Plan in 1992.

    The development process for a planned residential project entails a range of activities, including architectural design, civil engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual homesites. The Company intends to design and control the construction and installation by contractors and subcontractors of all infrastructure in its planned projects. As part of its planned projects, the Company intends to contract with third parties to develop commercial zones, public areas and recreational amenities, including shopping centers, schools, libraries, community centers, parks and other essential facilities. The Company believes that phased development of its projects will provide flexibility to react to changing market conditions and to create stable and attractive neighborhoods.

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

SUMMARY OF CURRENT AND FUTURE PROJECTS

    The following table presents information relating to the Company's projects at March 31, 1997.

                                                                                           ACTUAL OR    HOMES/PARCELS
                                                                                          ANTICIPATED    SUBJECT TO     ESTIMATED
                                                               APPROXIMATE    ESTIMATED     DATE OF     PENDING SALES     PRICE
                                                     PRODUCT    REMAINING     REMAINING     INITIAL     CONTRACTS AT      RANGE
ENTITLED                                   LOCATION  TYPE(1)      ACRES         UNITS     CLOSINGS(2)    3/31/97(3)      ($000S)
-----------------------------------------  --------  --------  ------------   ---------   ------------  -------------   ---------
Iao Parkside(4)..........................    Maui       MF            8            132        1993            9         $ 118-160
Kehalani(5)
  Kaimana................................    Maui       SF           18            112        1995           18           180-275
  Halemalu...............................    Maui       SF            1              3        1995        --              207-215
  Nanea..................................    Maui       SF           16             80        1998        --              200-250
  Commercial.............................    Maui       P            20          --            --         --               --
  Phase 2................................    Maui      MF/P          29            326        1998        --              130-200
  Phase 3................................    Maui    SF/MF/L        160            639        1998        --              120-325
  Phase 4................................    Maui    SF/MF/L        279            805        2000        --              190-360
Piihana..................................    Maui     SF/MF          79            600        2002        --               --
Kalihiwai Ridge II.......................   Kauai       P            36              8        1991        --              147-299
Kalihiwai Ridge III......................   Kauai       P         1,100             52        2001        --               --
Puueo I..................................   Hawaii   SF/MF/L        321            800        1999        --               85-350
Kulaimano................................   Hawaii   SF/MF/L        114            320        2002        --               --
                                                                  -----       ---------                   -----
  Subtotal...............................                         2,181          3,877                       27
                                                                  -----       ---------                   -----
UNENTITLED(6)
                                                                  -----       ---------                   -----
Puueo II(7)..............................   Hawaii     SF/L         164          --            --         --               --
Wainaku(7)...............................   Hawaii   SF/MF/L        121          --            --         --               --
Kaumana(8)...............................   Hawai       P           202          --            --         --               --
Iao II(9)................................    Maui       P            28          --            --         --               --
                                                                  -----       ---------                   -----
  Subtotal...............................                           515          --                       --
                                                                  -----       ---------                   -----
  Total..................................                         2,696          3,877                       27
                                                                  -----       ---------                   -----
                                                                  -----       ---------                   -----

------------------------

(1) SF = Single-family units; MF = Multi-family units; P = Parcels; L=Lots.

(2) Calendar year. Anticipated closing dates are based upon the Company's current planning estimates and forecasts.

(3) Refers to sales contracts that have not yet closed; because such contracts are subject to numerous contingencies, no assurance can be given that they will result in actual closings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Deferred Revenue and Backlog."

(4) Represents 100% of the project by Iao Partners, a joint venture partnership (in which the Company has a 50% interest) between the Company and SHI.

(5) The Kehalani master-planned community includes approximately 127 acres planned for schools, parks, and open space, including a community recreation center.

(6) The land for these projects is not currently entitled for residential development; therefore, estimates of price ranges are not currently available. Because of the unentitled nature of this land and the uncertainty as to when it may become available for residential development, the Company considers this land as held for investment and not as part of its current inventory.

(7) The land for these projects is not currently entitled for residential development. Based upon the Company's current planning estimates, the unentitled land for the Puueo II and Wainaku projects could represent up to approximately 900 residential units.

(8) This represents the Company's 55% undivided ownership of this 366 acre parcel of land. The other 45% is owned by Mauna Kea Agribusiness Company, Inc., a subsidiary of CBCL.

(9) The Company is currently contemplating the sale of its Iao II land.

LAND SUBJECT TO OPTION/RIGHT OF FIRST REFUSAL

    The Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop and sell land and build and sell new homes for more than ten years. The Company and CBCL entered into an Option/Right of First Refusal Agreement which provides that, among other things, for 20 years from the date of the Initial Public Offering, the Company will have the option to purchase up to approximately 1,982 acres of currently unentitled land on the islands of Maui and Hawaii from CBCL at fair market value at the time of exercise of the option (less a discount of 3.5% representing customary selling costs avoided by CBCL). See "--Relationship with C. Brewer and Company, Limited."

    To date, the Company has purchased 18 acres of land pursuant to the Option/Right of First Refusal Agreement, which it has since resold. As of March 31, 1997, the property subject to the Option/Right of First Refusal Agreement is described in the following table. All such land is unentitled.

                                                                                    APPROXIMATE
PROPERTY                                                                LOCATION      ACREAGE
----------------------------------------------------------------------  ---------  -------------
Waiolani II...........................................................    Maui              56
Iao III...............................................................    Maui              80
Wailuku II............................................................    Maui             512
Maalaea...............................................................    Maui             261
Paukukalo.............................................................    Maui               5
Papaikou Point........................................................   Hawaii            113
Kukui Point...........................................................   Hawaii            102
Pepeekeo Point........................................................   Hawaii            812
Papaikou..............................................................   Hawaii             23
                                                                                         -----
  Total...............................................................                   1,964
                                                                                         -----
                                                                                         -----

LAND SALES

    From late 1993 through early 1997, the Company's business strategy was focused primarily on the construction and sale of homes. In early 1997, the Company expanded its business strategy to include the development and sale of lots and parcels of land, which had been the Company's primary business strategy prior to late 1993. Therefore, the Company may from time to time develop and/or sell certain parcels of its land, including certain commercial sites. For example, at the Company's Kehalani project, there are approximately 20 acres of land zoned for commercial use, which the Company may develop or sell to third parties. In addition, the Company is offering homesites for sale at its Kalihiwai Ridge II project, and may sell its Kalihiwai Ridge III project as bulk property to a third party.

RECENT COMMENCEMENT OF HOMEBUILDING ACTIVITIES; THE HOMEBUILDING INDUSTRY

    Although the Company has been holding, entitling, developing, marketing and selling land for over 20 years, it has only been building homes since late 1993 and, to date, has closed a total of 558 home sales. As a result, the Company is subject to the risks inherent in establishing a new line of business. Because the Company has only recently commenced homebuilding operations, the Company's historical financial performance is not necessarily a meaningful indicator of future results. For example, the Company's cost of property sales has increased substantially and therefore its gross margin as a percentage of property sales has declined as compared to periods prior to the commencement of homebuilding activities.

    Historically, most sectors of the homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates, unemployment rates, and the availability of financing. In addition, homebuilders such as the Company are subject to various risks including competitive overbuilding, environmental risks, cost overruns, lack of public infrastructure, changes in government regulation, availability and cost of capital, and increases in real estate taxes and other local government fees.

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

CONSTRUCTION

    In the past, all construction activities for the Company were typically performed by experienced general contractors who enter into fixed-price contracts for the construction of infrastructure and homes for specific residential developments. However, the Company currently anticipates that in the future it will operate as its own general contractor for the construction of homes at its residential developments. The general contractor manages the construction process, coordinates the activities of all subcontractors, suppliers and building inspectors, and follows plans prepared by consulting architects and engineers who are retained by the Company and whose designs are responsive to the local market conditions. Engineering, site preparation and environmental impact analysis work is contracted to independent firms that are familiar with local requirements.

    The Company employs a number of individuals with experience in residential development and homebuilding, including architectural design, construction, marketing and finance. These skills are collectively applied toward each development opportunity to arrive at a product that incorporates the recommendations of key staff, as well as outside consultants. Company management makes all significant product design and building decisions and monitors the construction of each project relative to the budget, timing and quality standards established by the Company. Homes under construction are inspected regularly by employees and professional consultants to ensure product quality.

    The Company employs contractors who have significant experience in constructing infrastructure and building residential dwellings in Hawaii, and who have production capability sufficient to meet the Company's needs. To demonstrate financial capability, the Company requires that contractors be able to provide performance and payment bonds from rated surety companies. Contracts are either bid or negotiated, depending upon the circumstances.

    Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. See "--Government Regulation and Environmental Matters." Materials and supplies are generally secured by independent contractors, subcontractors and suppliers from customary trade sources. Construction time for multi-family homes generally ranges from five to nine months, and construction time for detached single-family homes generally ranges from two to four months.

    The Company is not presently experiencing any serious labor or material shortages. However, in the past, the Company has experienced delays in obtaining the necessary material and labor to install steel framing systems at its Waiolani I project. The Hawaii residential construction industry has experienced serious labor and material shortages, including lumber, insulation, drywall, cement and carpenters. Delays in construction of homes due to these shortages or to inclement weather conditions could have an adverse effect upon the Company's homebuilding operations. In addition, the Company's operations are susceptible to delays caused by strikes, weather disturbances and international events affecting the shipping industry and the transportation of building materials to Hawaii.

    The Company generally provides a limited warranty of workmanship and materials with respect to each of its homes. The Company typically requires contractors to provide a one-year warranty on materials and workmanship, and to convey any extended warranties with respect to structural components to the homeowner. However, to the extent that warranty claims are not covered by the Company's contractors or subcontractors, the Company has established an allowance to cover warranty expenses. The Company's historical experience is that such warranty expenses generally fall within the allowance established although no assurance can be given that this will be the experience in the future. At Waiolani I, the Company contracted its homebuilding work to qualified contractors who provided the Company with a warranty so that any claims relating to workmanship and materials will generally be the primary responsibility of the Company's contractors.

PRODUCT LINES

    The Company plans to offer a variety of product lines tailored to meet the specific demands of the demographic and socio-economic markets it serves. These products range from entitled land, to lot sales, to the sale of finished homes. The Company also plans to sell or develop the commercial areas designated in certain of its projects. The particular product line selected by the Company is dependent on a number of factors, including the Company's analysis of market demand, the cost of acquiring and developing the underlying parcels of land, the size and category of housing generally available in the area, and the demographic and economic characteristics of the specific market.

    Home prices, design and styles for each project are determined based on the Company's experience and market research to ensure that each product line is tailored to meet consumer demands. The Company's current product offerings principally target entry-level and first-time move-up buyers. The Company believes that it is positioned to meet the changing needs of the market as a result of its intent to construct homes and/or develop land for sale in relatively small phases to meet current demand and through its ability to modify its plans as marketing circumstances change.

    The Company believes that providing amenities for new home communities enhances the inherent value of the communities and the desirability of the Company's homes in the market. These amenities are designed to create a family-oriented environment and an enhanced lifestyle. By developing homes in close proximity to schools, parks, shopping and community recreation centers, the Company believes it offers home buyers uniquely attractive living opportunities. In addition, features within the homes, including high-quality finishes and fixtures, create an appealing living environment. In many of its homes, the Company offers the home buyer attractive options such as appliances, cabinet and flooring upgrades, air conditioning, outdoor lanais and greenhouse windows.

MARKETING AND SALES

    The Company employs professional marketing and sales personnel, and maintains its own real estate brokerage operation. Marketing programs and materials are developed with the assistance of consultants in graphics, advertising, copyrighting and public relations. The Company advertises and promotes its products in local print media, including newspapers, magazines and radio.

    The Company is using four model homes at Kaimana to promote this subdivision at its Kehalani project. The Company sells its products both through its own sales force and in conjunction with cooperating brokerages. The Company has negotiated an exclusive sales arrangement with a broker for its Kalihiwai Ridge II project. The Company's joint venture partnership with SHI has entered into an exclusive sales arrangement with respect to Iao Parkside.

    The Company seeks to price its homes very competitively and to market its homes in advance of construction, in an effort to minimize levels of unsold inventory upon completion of a project. The Company accomplishes these pre-sales by publishing a pre-sale advertisement and entering into pre-construction sales contracts with the purchasers. The sales contracts generally provide for requisite mortgage approval within a specified period, and the Company attempts to minimize cancellations by requiring a cash deposit and assessing the financial qualifications of potential home buyers. The Company's sales contracts are typically subject to cancellation by the purchaser under specified circumstances, such as the failure to obtain financing.

    The Company believes that the rate of new home sales continues to be negatively effected by a lack of confidence in Hawaii's economy by prospective home buyers. If new home sales rates continue at their current levels or decline further, the Company's financial results will be adversely affected. In response to current market conditions, the Company has provided, and may provide in the future, certain sales incentives to stimulate buyer interest. In addition, the Company has continued to lower sales prices to encourage buyers to purchase homes. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future.

CUSTOMER FINANCING

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

    The Company's Iao Parkside project meets applicable Federal Housing Administration ("FHA") or Veterans Administration ("VA") requirements. In addition, the portion of the Company's projects at Kehalani and Piihana that are required to be "affordable," as well as any additional projects whose entitlements require "affordable" housing, are also expected to meet applicable FHA or VA requirements. FHA and VA financing generally enables home buyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The principal reasons why certain of the Company's projects may not meet applicable FHA or VA requirements is that the base price of homes in those projects exceeds established FHA or VA maximum home prices. The Company believes that the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. Loans are generally permitted for up to 90% to 97% of the value of the home. In addition, FHA and VA financing have other suitability requirements similar to conventional financing requirements.

    The Company has, from time to time, provided medium-term mortgage financing to its customers in conjunction with the sales of land and residential lots. The Company generally requires a down payment of 20% to 25% of the sales price on a Company-financed transaction for lots and land parcels. The Company reviews each loan application on the merits of each applicant. Consideration is given to, among other factors, the applicant's monthly debt payments-to-income ratio, the applicant's liquid assets, net worth and credit payment history. The Company currently offers mortgage financing to purchasers of lots at its Kalihiwai Ridge II project and, on a limited basis, a second mortgage of up to 20% of the selling price for certain homes at its Kehalani project. The Company may continue to provide customer mortgage financing for future land and home sales.

COMPETITION AND MARKET FACTORS

    The land development and homebuilding industries are highly competitive. The Company competes for desirable properties, financing, raw materials and skilled labor. Moreover, the Company competes for land and residential sales with numerous large and small developers, including some developers with greater financial and other resources than the Company, government built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing. Competition for the acquisition of raw land is particularly intense in Hawaii, largely due to the concentration of land ownership and the limited supply of land available for development.

    The real estate industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and by interest rate and unemployment levels in particular. The Company believes that the general slowdown in Hawaii's economy, including a recent increase in the unemployment rate, has caused a decline in Hawaii's home sales rates, which has increased the competition for home buyers among Hawaii's homebuilders. Various other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

    The Company is one of the leading real estate developers in Hawaii and believes it competes favorably as a result of its real estate development expertise, its knowledge of the Hawaii real estate market and the local government permitting and approval process.

HAWAII'S "AFFORDABLE" HOUSING REQUIREMENTS

    Governmental agencies in Hawaii have implemented formal and informal policies at both the state and county levels to increase the supply of low-and moderate-income housing. As a condition to classifying land for urban development, the Hawaii State Land Use Commission and the County Councils for each county in Hawaii determine, on a project-by-project basis, requirements for the provision by residential developers of "affordable" housing, most often at the time of entitlement proceedings before those bodies. Generally, the State of Hawaii requires developers of residential projects to offer for sale to eligible buyers a portion (typically 50% to 60%) of the total number of units in the project at prices that are affordable to buyers whose incomes range up to 140% of the local median income. Counties in Hawaii support this policy and normally impose requirements that may be more restrictive than that imposed by the state. For purposes of determining whether a home is "affordable," the Hawaii State Land Use Commission and the counties assess whether a purchaser is able to satisfy certain specified mortgage criteria. Margins on "affordable" homes could decline if interest rates rise, since affordable home price levels vary inversely with interest rates.

    Generally, homes sold under government-imposed price limitations must first be offered to owner-occupants. If after 180 days such homes have not been purchased by qualified purchasers or the state or county, they may then be sold to any other purchaser at the affordable price. In addition, to ensure that homes sold pursuant to "affordable" housing requirements remain "affordable" to other eligible buyers and to prevent speculation, state and local governments typically impose transfer restrictions on purchasers of "affordable" homes. These restrictions generally provide that if a home is to be sold or transferred within a one-to-ten-year period following its original sale, the government has the option to purchase the home on a formula price basis.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    Changes in federal income tax laws and state and local property tax laws may affect demand for new homes and therefore the value of developable real property. In addition, various federal, state and local authorities regulate the manner in which the Company conducts its sales activities and other dealings with its customers. Approvals may be required for sales literature and contract forms, among others. The

Company is also subject to a number of laws imposing registration, filing and disclosure requirements with respect to its residential developments. For example, the Federal Consumer Credit Protection Act requires that, among other things, certain disclosures be made to purchasers about finance charges in credit transactions.

    The Company is subject to local, state and federal statutes, ordinances, rules and regulations protecting health and safety, archeological preservation laws and environmental laws, including laws protecting endangered species. The particular laws which apply to any given project vary greatly according to the site, the site's environmental condition and the present and former uses of the site. Environmental laws (i) may cause the Company to incur substantial compliance, mitigation and other costs, (ii) may prohibit or severely restrict development in certain environmentally sensitive areas, and (iii) may delay completion of the Company's projects. Some of the properties held for development by the Company were formerly sites of large agricultural operations, which involved the use of pesticides and other agricultural chemicals. Although environmental laws have not had a material adverse effect on the Company to date, and management is not currently aware of any environmental compliance issues that are expected to have a material adverse effect on the Company, no assurance can be given that such laws will not have a material adverse effect on the Company's operations in the future.

LAND ACQUISITION COSTS; RESTRICTIONS ON LAND USE AND DEVELOPMENT

    Although the Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop and sell land, and build and sell new homes for more than ten years, the Company intends, on a selective basis, to acquire additional land for residential development. Such additional land, including land subject to the option granted to it by CBCL and acquired at fair market value, will not have the same low cost as the Company's owned property. Therefore, the Company's costs for new projects will be significantly higher than for projects on currently owned land.

    In addition, the Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. Approximately 515 acres of the Company's existing supply of land and the approximately 1,964 acres currently subject to the option granted to the Company by CBCL are not fully entitled. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities relating to such matters as permitted land uses and levels of density, the installation of utilities, and the dedication of acreage for open space, parks, schools and other community purposes. After these entitlements are granted, subdivision approvals and building permits must be obtained. Changes in circumstances or in applicable law may require amended or additional approvals. Based on the Company's experience, it may take over ten years from the decision to develop unentitled land until the delivery of a first home. The Company may incur substantial costs in connection with the land use approval process. In addition to costs and fees required in connection with various applications, counties may assess "impact fees" based on governmental assessment of the effects of the Company's projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality. The Company is subject to risks associated with changes in governmental regulations and increases in property taxes and other governmental fees.

INSURANCE

    CBCL has agreed to continue to provide the Company with insurance coverage under CBCL's policies and self-insurance programs. The insurance provided by CBCL includes property damage, builders' risks, general and automobile liability, workers' compensation, blanket crime and fiduciary liability. The Company may elect to obtain its own insurance coverage in the future and may, in such event, terminate the insurance coverage from CBCL after giving proper notice thereof. The Company is required to reimburse CBCL for the Company's share of the premiums for such coverage.

    In addition, subsequent to Hurricane Iniki in September 1992, many of the insurance companies doing business in Hawaii have restricted, curtailed or suspended the issuance of homeowners' insurance policies on single-family and multi-family homes. This has had the effect of both reducing the availability of hurricane insurance and, in general, increasing the cost of such insurance. Mortgage financing for a new home is conditioned on, among other things, the availability of adequate homeowners' insurance. There can be no assurance that homeowners' insurance will be available or affordable to prospective purchasers of the Company's homes. Long-term restrictions on or unavailability of homeowners' insurance could have a material adverse effect on the Company's business.

TITLE TO PROPERTIES

    The Company is currently unable to obtain policies of insurance assuring it of good and marketable title to certain parcels of land acquired from CBCL in the Restructuring. The Company believes that the defects in title arise from a variety of causes, including, but not limited to, defects in documenting transfers of the property, lack of paper title, lack of conveyance by co-owners and missing probate records, most of which defects occurred in the late 1800s and early 1900s. The Company believes that this condition exists with respect to approximately one acre of its 79 acres of land at its Piihana project. Title to a 50% undivided interest in approximately one acre out of its 28 acres at its Iao II project is vested in another party, and the Company is in the process of attempting to acquire that 50% undivided interest. As a result of title uncertainties, the Company is sometimes unable to obtain insurance policies, delivery of which is typically a condition to obtaining financing for a project. In order to cure title defects and obtain appropriate title insurance, the Company has initiated, or intends to initiate, legal actions to "quiet title" such parcels in its name. The process of prosecuting actions to quiet title is sometimes lengthy and could have the effect of delaying the Company's planned development of particular projects. Although in the past the Company has been able to resolve title defects satisfactorily through this legal process, no assurance can be given that the Company will prevail in its current or intended title actions or will otherwise be able to obtain insurable title to such properties. Based upon currently available information, the Company believes that none of these property title matters will have a material adverse effect on its business.

RELATIONSHIP WITH C. BREWER AND COMPANY, LIMITED

    The Company was initially incorporated in the State of Hawaii in October 1970. In October 1994, the Company changed its state of incorporation from Hawaii to Delaware. Prior to the Initial Public Offering in December 1993, the Company was a wholly owned subsidiary of CBCL, which is a wholly owned subsidiary of Buyco. Buyco is the common parent of an affiliated group of corporations formed in connection with the acquisition of CBCL in 1986. Initially a trading company, in 1876 CBCL's business became principally focused on the operation of sugar plantations and, over the subsequent years, CBCL increased its landholdings to support this business. In the late 1970s and early 1980s, CBCL diversified into other businesses, including the growing, packaging and marketing of macadamia nut, guava, and coffee products, as well as the distribution of industrial products and services. CBCL was an independent, publicly traded company listed on the New York Stock Exchange until 1978, when it was acquired by International Utilities Corporation. In 1986, a group of investors led by John W.A. Buyers, CBCL's Chairman and Chief Executive Officer, formed Buyco, which completed a leveraged buyout of CBCL.

    In connection with the Restructuring, the Company and CBCL entered into a number of agreements for the purpose of defining their ongoing relationship. These agreements were not the result of negotiations between independent parties. There can be no assurance that each of such agreements is, or that all of the agreements taken as a whole are, on terms comparable to those that would have resulted from negotiations between unaffiliated parties. Additional or modified agreements, arrangements and transactions may be entered into by the Company and CBCL and its affiliates. Any such future agreements, arrangements and transactions will be determined through negotiation among the Company, CBCL and its affiliates, as the case may be, and it is possible that conflicts of interest may arise. A committee of the Board of Directors of the Company comprised of two Outside Directors and one employee-director will resolve such conflicts of interest.

    Set forth below are summaries of certain agreements, arrangements and transactions among the Company, CBCL and certain of their affiliates. Copies of such agreements are included as exhibits to the Company's Registration Statement on Form S-1, and the following discussions with respect to such agreements are qualified in their entirety by reference to the agreements as filed with the Securities and Exchange Commission.

    INTERCOMPANY AGREEMENT

    MANAGEMENT SERVICES. The Intercompany Agreement provides that CBCL will make available to the Company, at the Company's request, various services to the Company, including human resources and risk management. The Company will pay CBCL monthly the fully burdened cost of such services, including where appropriate, a reasonable allocation of the costs of data processing facilities, wage and fringe benefit costs, and occupancy and material costs. In addition, CBCL will be reimbursed for any out-of-pocket expenses incurred in connection with providing the services, as well as for extraordinary services.

    The agreement between the Company and CBCL regarding provision of services renews automatically for one-year periods unless written notice of termination by either party is received by the other party not less than 60 days prior to the end of the applicable term. CBCL makes no representations or warranties with respect to services provided under the Intercompany Agreement, except that CBCL agrees to perform such services with the same degree of care, skill and prudence customarily exercised in its own operations. CBCL will not be liable for any losses or damages suffered in respect to services performed under the Intercompany Agreement, other than losses or damages arising from CBCL's intentional or negligent failure to perform or its negligence in the performance of such services.

    ACCESS TO INFORMATION. The Intercompany Agreement provides that each of CBCL and the Company will be granted access to certain records and information in the possession of the other party. The Intercompany Agreement generally requires each party to retain all such information in its possession for three years after the Restructuring occurs (other than tax returns and related documents, which may be requested to be retained for a longer period), and thereafter to give the other party prior notice of any planned disposition of such information.

    INSURANCE. The Intercompany Agreement requires CBCL to provide insurance coverage to the Company under insurance policies issued to CBCL and CBCL's self-insurance programs, and requires the Company to pay a premium for such coverage, subject to renegotiation annually. The insurance includes property damage, builders' risk, general and automobile liability, workers' compensation, blanket crime and fiduciary liability. Risks not covered under such policies or programs will be borne by the Company. Either party may terminate the insurance coverage, in whole but not in part, upon 120 days' prior written notice. If the Company terminates the insurance coverage, the Company will nonetheless be obligated to pay the then current annual premium. If CBCL terminates the insurance coverage, the Company will receive a pro-rata refund on the premium paid. The Intercompany Agreement also provides for the allocation of proceeds under existing insurance policies between CBCL and the Company after the Restructuring and sets forth procedures for the administration of insured claims.

    TRADEMARK LICENSE. Under the Intercompany Agreement, CBCL granted to the Company in perpetuity (subject to the conditions described below) an exclusive royalty-free right and license to use the trade name, trademark and service mark "C. Brewer" as the distinctive portion of the Company's name and in connection with the development and sale of residential real estate. The Company may sublicense the trademark and may change the form and manner of the trademark, in each case subject to the prior written approval of CBCL, which shall not be unreasonably withheld. As a condition of the trademark license, the Company will establish and maintain quality control standards, policies and procedures acceptable to CBCL. The trademark license may be terminated by CBCL only upon an uncured material breach of the section of the Intercompany Agreement relating to the trademark license or upon the insolvency or liquidation of the Company.

    TAXES. The Intercompany Agreement provides that Buyco, CBCL and their affiliated companies (other than the Company) will pay all federal and state income taxes and other taxes accruing to the Buyco affiliated group of corporations prior to the Restructuring and pay all taxes arising from the Restructuring (including any taxes resulting from the transfer of assets to CBCL and its affiliates pursuant to the Restructuring); provided that the Company will pay all taxes associated with the Company's operations accruing during 1993 and thereafter and certain fees and conveyance taxes arising from the transfer of assets from the Company to affiliates of CBCL as part of the Restructuring.

    ASSET EXCHANGE AGREEMENT AND CONTRIBUTION AGREEMENT

    Allocation of Assets and Liabilities. The Company, CBCL and certain of their subsidiaries entered into an Asset Exchange Agreement (the "Asset Exchange Agreement") and a Contribution Agreement (the "Contribution Agreement"), which together provided for the principal corporate transactions required to effect the Restructuring, including the transfer to the Company of CBCL's inventory of entitled land and certain unentitled land at CBCL's historical cost basis, the transfer by the Company to CBCL of certain unentitled, undeveloped land as well as the stock of Kilauea Irrigation Co., Inc., and the allocation between the Company and CBCL of certain liabilities. The Asset Exchange Agreement contains representations by the parties thereto regarding each company's ownership of the real property being transferred by it in connection with the Restructuring. The Contribution Agreement contains representations by CBCL and certain of its subsidiaries regarding their ownership of the real property being contributed by them to the Company in connection with the Restructuring.

    Subject to certain exceptions, these agreements provide for assumptions and cross-indemnities designed to allocate financial responsibility for general corporate liabilities. The liabilities assumed by the Company include (i) certain liabilities specifically assumed by the Company arising out of or in connection with the real property transferred by the Company to CBCL and (ii) certain liabilities arising under the Securities Act of 1933, as amended. Liabilities assumed by CBCL include liabilities primarily arising out of or in connection with real property transferred to the Company by CBCL and to CBCL by the Company in the Restructuring, including environmental liabilities and liabilities for any deferred or rollback taxes with respect to such property. Both the Asset Exchange Agreement and the Contribution Agreement include procedures for notice and payment of indemnification claims and provide that a party required to indemnify another party for a claim or suit brought by a third party may elect to assume the defense of such claim. Any indemnification payments will be adjusted to reflect the receipt of insurance proceeds and the effect of federal, state and local taxes. In addition, (i) to the extent that CBCL or any affiliate of CBCL defaults in the making of any indemnification payments owed to the Company and such default is not cured, the Company may offset against such defaulted amounts any payments owed by it to CBCL pursuant to the Option/Right of First Refusal Agreement (as described below) at a rate of $1.20 for every $1.00 of unpaid indemnification obligation and (ii) to the extent that the Company defaults in the making of any indemnification payments owed CBCL or any of its affiliates and such default is not cured, CBCL may offset against such defaulted amounts any payments owed by it to the Company pursuant to the Development and Management Services Agreement (as described below) at a rate of $1.20 for every $1.00 of unpaid indemnification obligation.

    OFFICE SUBLEASE. The Asset Exchange Agreement provides that CBCL will sublease approximately 2,800 square feet of office space to the Company in Honolulu. The aggregate rental expense for this property was approximately $150,000 annually. The Company's rental obligations under this sublease terminated in fiscal year 1997 in connection with the relocation of its corporate headquarters to the island of Maui.

    DEVELOPMENT AND MANAGEMENT SERVICES AGREEMENT

    The Company and CBCL entered into a Development and Management Services Agreement (the "Development and Management Services Agreement") pursuant to which the Company provides certain land entitlement, development (including planning and engineering) and management services to CBCL. CBCL pays the Company on a monthly basis the fully burdened cost of such services plus 30%. In addition, the Company is reimbursed for the actual cost of any out-of-pocket expenses incurred in connection with providing the services, as well as for extraordinary services.

    The Development and Management Services Agreement expired in December 1996. The Company and CBCL have agreed to continue the provisions of this Agreement through March 31, 1998.

    OPTION/RIGHT OF FIRST REFUSAL AGREEMENT

    The Company, CBCL and certain of their subsidiaries entered into an Option/Right of First Refusal Agreement which provides that, among other things, for 20 years from the date of the Initial Public Offering in December 1993, the Company will have the option to purchase up to approximately 1,982 acres of currently unentitled land in the State of Hawaii from CBCL at its fair market value (less a discount of 3.5% representing customary selling costs avoided by CBCL) at the time of exercise of the option. The Company will undertake an appraisal of such property at the time of exercise of the option and will not be required to purchase any property at a price above such appraisal (less a discount of 3.5% representing customary selling costs avoided by CBCL). In the event the Company and CBCL are unable to agree on a fair market value, the fair market value will be determined by a three-party appraisal procedure set forth in the Option/Right of First Refusal Agreement.

    If, prior to the Company's exercise of the option, CBCL desires to sell such property, the Company will have a right of first offer and a right of first refusal prior to the sale of such property to a third party upon the same terms as those available to a third party. Except pursuant to the Development and Management Services Agreement, for a period of ten years from the date of the Initial Public Offering, CBCL will be restricted from developing or causing to be developed any of its properties for residential use. However, CBCL will retain the right (i) to subdivide its properties, (ii) subject to the option and right of first refusal, to sell its properties, and (iii) subject to the option and right of first refusal, to hold direct and indirect interests in entities that are engaged in planning or construction of such properties, provided that neither CBCL nor any of its subsidiaries controls any such entity or is actively involved in the development of such residential real estate. CBCL has agreed that for a period of five years from the date of the Initial Public Offering, it will not, without the consent of the Company's Outside Directors, take any steps to entitle any property not subject to the option and right of first refusal. If the Company's Outside Directors consent to such entitlement activities or if such property is otherwise entitled, such property will then become subject to the right of first refusal.

BONDS AND OTHER OBLIGATIONS

    The Company is frequently required, in connection with the development of its projects, to obtain performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At March 31, 1997, there were approximately $6.2 million in outstanding bonds for such purposes.

EMPLOYEES

    At March 31, 1997, the Company employed 20 persons full time, of whom 15 were executive, accounting and administrative personnel (including eight project management and land development personnel), and five were sales and marketing personnel. Although none of the Company's employees are covered by collective bargaining agreements, certain of the general contractors and subcontractors that the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the names and respective ages as of March 31, 1997 of the executive officers of the Company who are elected by and serve at the discretion of the Board of Directors:

NAME                                                AGE                  POSITION
--------------------------------------------------  ---   ---------------------------------------
Seth A. Bakes.....................................  43    President and Chief Executive Officer
Edward T. Foley...................................  45    Executive Vice President and Chief
                                                          Financial Officer
Rodney L. Gilliland...............................  57    Senior Vice President, Residential
                                                          Sales and Marketing
B. Eben Dale......................................  51    Vice President, Hawaii Operations/Legal

    Seth A. Bakes has been President and Chief Executive Officer and a Director of the Company since January 1997. From August 1995 to January 1997, he was Managing Director of Del Amo Financial Center. From March 1986 to August 1995, he was Vice President--Finance and then a Development Partner with Winger Development Company, a California real estate developer. Mr. Bakes has a masters degree in Business Administration from the Amos Tuck School of Business Administration at Dartmouth College.

    Edward T. Foley has been the Company's Executive Vice President and Chief Financial Officer since January 1997. From April 1994 to December 1996, he was Senior Vice President and Chief Financial Officer of the Company. From June 1990 to June 1993, he was Vice President and Corporate Controller of Castle & Cooke Properties, Inc., a large real estate developer in Hawaii and California. From June 1985 to June 1990, he was Assistant Corporate Controller of Dole Food Company, Inc.

    Rodney L. Gilliland has been the Company's Senior Vice President of Residential Sales and Marketing since September 1995. From December 1994 to August 1995, he was the Company's Vice President of Residential Sales and Marketing. From August 1992 to December 1994, he consulted on residential development projects in Indonesia and Las Vegas. From March 1986 to February 1992, he was Vice President of Sales and Marketing for the Arvida Company, a California real estate developer. From 1977 to 1986, he was Vice President of Sales and Marketing for Ponderosa Homes, a major homebuilding company in California.

    B. Eben Dale has been the Company's Vice President, Hawaii Operations/Legal since August 1993. From August 1991 through July 1993, he was the Company's Vice President, Ka'u Projects/Legal and from October 1989 to July 1991, he was Manager, Ka'u Projects/Legal. From January 1987 through September 1989 he was the Company's Manager, Legal and Property Control. From November 1984 to December 1986, he was Staff Attorney and Manager, Property Planning and Control, and from September 1982 to October 1984, he was Staff Attorney.

ITEM 2.  PROPERTIES.

    The Company terminated a sublease with CBCL in fiscal year 1997 for approximately 2,800 square feet of office space for its corporate headquarters in Honolulu, Hawaii in connection with the relocation of its headquarters to the island of Maui. On the island of Maui, the Company rents 2,500 square feet of office space pursuant to a lease with a subsidiary of CBCL which expires in October 1997. On the island of Hawaii, the Company leases approximately 645 square feet. This lease will expire in January 1999. The Company believes that the rent it pays to CBCL is no more favorable than that which would be paid to a third party for comparable space.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in routine litigation arising in the ordinary course of business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

    In November 1993, the Hawaii State Housing Finance and Development Corporation ("HFDC") approved the preliminary selection of the Company as the developer of a 530-home project located in Lahaina, Maui. In September 1994, the Company began marketing the homes and received reservations for 75 of the first 83 homes being offered. However, just prior to the sale of the land to the Company by the HFDC, litigation was commenced against HFDC on behalf of certain native Hawaiian interests asserting claims to the land and seeking to recover damages from the State of Hawaii. Although the Company is not a party to this litigation, it is currently unable to proceed with the project, primarily due to the HFDC's inability to convey clear title to the land to the Company in light of the litigation. The Company is currently pursuing a claim for recovery from the HFDC of costs expended by the Company for this project. However, at this time the Company cannot reliably estimate the amount, if any, to be recovered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY--HOLDERS.

    No matters were submitted during the fourth quarter of fiscal year 1997 to a vote of security-holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF CLASS A COMMON STOCK

    The Company's Class A Common Stock has been quoted on the Nasdaq National Market under the symbol "CBHI" since December 14, 1993. The following table shows the high and low closing sales prices for the Class A Common Stock of the Company for the periods indicated, as reported by the Nasdaq National Market:

                                                                                  HIGH        LOW
                                                                                ---------  ---------
Quarter ended June 30, 1995...................................................  6          4 1/4
Quarter ended September 30, 1995..............................................  6 5/8      5
Quarter ended December 31, 1995...............................................  6 1/8      3 3/4
Quarter ended March 31, 1996..................................................  4 7/8      3 5/8
Quarter ended June 30, 1996...................................................  4 1/2      2 3/4
Quarter ended September 30, 1996..............................................  3 1/2      2 3/4
Quarter ended December 31, 1996...............................................  3 1/4      1 5/8
Quarter ended March 31, 1997..................................................  3 3/4      1 5/8
Quarter ended June 30, 1997
  (through June 6, 1997)......................................................  2 3/4      2 1/4

    The closing sale price of the Company's Class A Common Stock as reported on the Nasdaq National Market on June 6, 1997 was 2 3/8 per share. There is no established public trading market for the Company's Class B Common Stock. As of June 6, 1997, there were approximately 64 holders of record of the Company's Class A Common Stock and approximately 96 holders of record of the Company's Class B Common Stock.

DIVIDENDS

    The Company has not declared or paid any cash dividends on its Class A Common Stock or Class B Common Stock since the Initial Public Offering. The Company anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on its Class A Common Stock or Class B Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, capital requirements, the general financial condition of the Company and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

    Between January 1, 1997 and March 31, 1997, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"): the Registrant granted stock options to three of its employees and non-employee directors under its 1993 Stock Option/Stock Issuance Plan covering an aggregate of 65,000 shares of the Registrant's Class A Common Stock, at exercise prices ranging from $2.0625 to $2.125 per share.

    The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto and other financial data included elsewhere herein. Through March 28, 1993, the Company's revenue had been derived from the development and sale of lots and parcels of land and did not include homebuilding activities. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                                FISCAL YEAR ENDED
                                                         ---------------------------------------------------------------
                                                          MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,    MARCH 28,
                                                            1997         1996         1995         1994         1993
                                                         -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
STATEMENT OF INCOME (LOSS) DATA
Property sales.........................................   $  14,907    $   7,820    $  17,066    $  30,347    $  14,422
Cost of property sales.................................      13,216        5,413       11,829       17,447        3,716
                                                         -----------  -----------  -----------  -----------  -----------
  Gross margin.........................................       1,691        2,407        5,237       12,900       10,706
General and administrative expenses....................       2,681        2,926        3,304        2,610        2,689
Asset impairment loss..................................       3,537        1,325       --           --           --
Relocation charge......................................      --              700       --           --           --
                                                         -----------  -----------  -----------  -----------  -----------
  Operating income (loss)..............................      (4,527)      (2,544)       1,933       10,290        8,017
Equity in earnings of Iao Partners.....................         137          712        1,340        2,137       --
Interest income (expense)--net.........................         (14)         135         (236)          42          298
Other income (expense)--net............................        (238)        (691)        (162)         106           96
                                                         -----------  -----------  -----------  -----------  -----------
  Income (loss) before income taxes (benefit)..........      (4,642)      (2,388)       2,875       12,575        8,411
  Income taxes (benefit)...............................      (1,671)        (921)       1,120        4,865        3,196
                                                         -----------  -----------  -----------  -----------  -----------
  Net income (loss)....................................   $  (2,971)   $  (1,467)   $   1,755    $   7,710    $   5,215
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
Weighted average number of common shares outstanding...       8,332        8,333        8,336
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
Earnings (loss) per common share.......................   $   (0.36)   $   (0.18)   $    0.21
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
Pro Forma Data(1)
Income before income taxes.............................                                          $  11.082
Income taxes...........................................                                              4,283
                                                                                                -----------
                                                                                                -----------
Net income.............................................                                          $   6,799
Weighted average number of common shares
  outstanding..........................................                                              6,506
                                                                                                -----------
                                                                                                -----------
Pro forma earnings per common share....................                                          $    1.05
                                                                                                -----------
                                                                                                -----------
BALANCE SHEET DATA
Real estate developments...............................   $  34,230    $  36,606    $  27,424    $  15,352    $  14,996
Total assets...........................................      39,925       45,925       49,293       47,576       19,954
Notes payable..........................................      24,939       27,395       22,125       25,000       --
Stockholders' equity...................................       8,716       11,687       13,178       11,451        8,892

------------------------

(1) Pro forma to give effect to the Restructuring, including (i) the transfer by CBCL to the Company of certain land suitable for residential development and the transfer by the Company to CBCL of non-strategic unentitled land and other assets, (ii) the assumption of $25 million of indebtedness from CBCL evidenced by the CBCL Note, and (iii) the recognition of additional revenue for development and management services provided to CBCL. See "Item 1. Business--The Restructuring." Earnings per common share are not considered relevant for the periods prior to the Restructuring in December 1993. For purposes of the Pro Forma Data, calculations assume such transactions were effected as of the beginning of the fiscal year ended March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) variability in quarterly operating results, (ii) risks associated with the concentration of the Company's business in Hawaii, (iii) risks associated with the lack of adequate public infrastructure in Hawaii, (iv) risks associated with the long-term nature of planned residential projects, high capital investment and carrying costs, (v) risks associated with the entitlement process for development of property in Hawaii, (vi) risk of natural disasters, (vii) risks associated with the recent commencement of homebuilding activities, (viii) risks associated with the homebuilding industry, (ix) the rate of new home sales, (x) effects of interest rate increases and the availability of mortgage financing, (xi) risks associated with environmental and conservation matters, (xii) increased land acquisition costs, (xiii) risks associated with competition, (xiv) restrictions on land use and development, (xv) reduced availability of homeowners' insurance in Hawaii,
(xvi) risks associated with the inability to obtain policies of insurance assuring the Company of good and marketable title to certain parcels of land,
(xvii) risks associated with obtaining performance, maintenance and other bonds, (xviii) effects of increases in unemployment in Hawaii (xix) risks associated with operating as a general contractor, and (xx) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

    The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data and the Financial Statements and Notes thereto.

OVERVIEW

    The Company, which was a subsidiary of CBCL before December 1993, had historically performed the land entitlement, development and marketing functions for CBCL. As such, before the quarter ended December 31, 1993, the Company's revenue was derived from the sale of developed land, including sales of large parcels and individual lots. From late 1993 through early 1997, the Company's business strategy was focused primarily on the construction and sale of homes, except for its Kalihiwai Ridge II project on the island of Kauai which included the improvement and sale of large parcels suitable for homesites. In early 1997, the Company expanded its business strategy to include the development and sale of lots and parcels of land.

    In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the partnership. As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through March 31, 1997, the Company has recognized approximately $6.6 million of the deferred income from this sale. At March 31, 1997, the Company had deferred income of approximately $1.0 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

    During fiscal year 1997, the Company completed relocating its headquarters to the island of Maui from Honolulu, Hawaii and, at the same time, completed implementing a workforce reduction. As a result of such relocation and workforce reduction, the Company recorded a pre-tax special charge of $700,000 in the fourth quarter of fiscal year 1996.

    In addition, during the fourth quarter of fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that an impairment loss on long-lived assets be recognized whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Pursuant to the adoption of SFAS No. 121, the Company recognized an asset impairment loss of $1.3 million in fiscal year 1996 related to the Villages at Leiali'i project in Lahaina, Maui.

    In fiscal year 1997, the Company determined that certain costs related to the Kaimana subdivision of the Kehalani master-planned community would not be recovered and, accordingly, recognized an asset impairment loss of $2.2 million. In addition, the Company is contemplating the sale of its Iao II land. The carrying cost of the Iao II land parcel has been reduced to the estimated sales price, resulting in an asset impairment loss of $1.1 million. The Company also recognized an asset impairment loss of $237,000 related to remnant costs associated with certain developments.

    Except as indicated above, the Company generally records a sale and recognizes income when a closing occurs and title passes to the purchaser. To the extent that the Company provides mortgage financing to a purchaser, minimum down payment and continuing investment criteria required by generally accepted accounting principles must be met before sales are recorded and income is recognized. The Company currently offers mortgage financing only to purchasers of lots at its Kalihiwai Ridge II and, on a limited basis, a second mortgage of up to 20% of the selling price for certain homes at its Kehalani project. The Company may continue to provide customer mortgage financing for future land and home sales.

RESULTS OF OPERATIONS

    PROPERTY SALES. The Company's property sales consist of home sale closings and land sales. The Company's revenue from property sales for the fiscal year ended March 31, 1997 was $14.9 million compared to $7.8 million for the fiscal year ended March 31, 1996. This increase was primarily the result of higher home sales closings in fiscal year 1997 as compared to fiscal year 1996. At the Kaimana at Kehalani subdivision on the island of Maui, the Company closed 36 single-family home sales at an average price of $240,000 in fiscal year 1997 compared to 22 home sales closing at an average price of $259,000 in fiscal year 1996. At the Halemalu at Kehalani subdivision, the Company closed 27 home sales at an average price of $205,000 in fiscal year 1997 compared to no home sales closings in the prior year. At Kalihiwai Ridge II on the island of Kauai, the Company sold two land parcels for a total of $365,000 in fiscal year 1997 compared to two land parcel sales in fiscal year 1996 for a total of $340,000. During fiscal year 1997, the Company recognized $300,000 compared to $500,000 recognized in the prior fiscal year related to the deferred gain on the land sale to SHI, which property was subsequently contributed to the Iao Partners 50%-owned joint venture in fiscal year 1993. In addition, the Company had no sales of land on the island of Hawaii in the 1997 fiscal year while 49 acres of land on the island of Hawaii were sold in fiscal year 1996 for approximately $1.0 million.

    The Company's revenue from property sales for the fiscal year ended March 31, 1996 was $7.8 million compared to $17.1 million in the fiscal year ended March 31, 1995. This decrease was the result of the Company closing the last remaining home sale at its now completed Waiolani I project on the island of Maui in fiscal year 1996 compared to 43 home sale closings at an average selling price of $295,000 in fiscal year 1995. At the Kaimana at Kehalani project on the island of Maui, the Company closed 22 single-family homes sales at an average price of $259,000 in fiscal year 1996 compared to nine home sale closings at an average price of $265,000 in fiscal year 1995. At Kalihiwai Ridge II on the island of Kauai, the Company closed the sale of two land parcels for a total of $340,000 in fiscal year 1996 compared to one land parcel sale in fiscal year 1995 where the Company recognized $922,000 in revenue. During fiscal year 1996, the Company recognized $500,000 of revenue compared to $1.0 million recognized in the previous fiscal year related to the deferred gain on the land sale to SHI, which property was subsequently contributed to Iao Partners 50%-owned joint venture in fiscal year 1993. In addition, the Company sold 49 acres of land on the island of Hawaii in fiscal year 1996 for approximately $1.0 million, while no such sales occurred in fiscal year 1995.

    COST OF PROPERTY SALES. Cost of property sales for fiscal year 1997 was $13.2 million compared to $5.4 million in fiscal year 1996. The increase in cost of property sales in fiscal year 1997 compared to fiscal year 1996 was principally due to higher property sales. Cost of property sales as a percentage of property sales increased from 69% in fiscal year 1996 to 89% in fiscal year 1997. This increase was primarily the result of lower home sales prices in fiscal year 1997 compared to the previous fiscal year.

    Cost of property sales for fiscal year 1996 decreased to $5.4 million compared to $11.8 million in fiscal year 1995. The decrease in cost of property sales in fiscal year 1996 compared to fiscal year 1995 was primarily attributable to lower property sales. As a percentage of property sales, cost of property was 69% in both fiscal years 1996 and 1995.

    ASSET IMPAIRMENT LOSS. During the fourth quarter of fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting pronouncement requires that long-lived assets, including homebuilding inventories, be reviewed for impairment and, if circumstances indicate that the carrying amount of the asset may not be recoverable, an impairment loss should be recognized.

    In fiscal year 1997 the Company determined that certain costs related to the Kaimana subdivision of the Kehalani development would not be recovered and, accordingly, recognized an asset impairment loss of $2.2 million. In addition, the Company is currently contemplating the sale of its Iao II land. The carrying cost of the Iao II land parcel has been reduced to the estimated sales price, resulting in an asset impairment loss of $1.1 million. The Company also recognized an asset impairment loss of $237,000 related to remnant costs associated with certain developments.

    In November 1993, the Hawaii State Housing and Finance Development Corporation ("HFDC") approved the preliminary selection of the Company as the developer of Village I of the Villages at Leiali'i located in Lahaina, Maui. In September 1994, the HFDC gave final approval to the terms of the financing and development agreements. The Company then began marketing the homes and received reservations for 75 of the first 83 homes being offered. However, just prior to the sale of the land to the Company by HFDC, litigation was commenced against the HFDC by the Office of Hawaiian Affairs and by certain other native Hawaiian interests challenging the HFDC's right to sell the land and seeking, among other things, an injunction preventing the sale of the land.

    Although the Company is not a party to this litigation, it is currently unable to proceed with the project, due to HFDC's inability to convey clear title to the land. In April 1996, the Circuit Court of Hawaii denied a request by HFDC for partial summary judgment, further delaying the project. In view of the litigation and other facts and circumstances regarding the Leiali'i project, the Company believes that the asset has been impaired as defined under SFAS 121 and, consequently, recognized an asset impairment loss of $1.3 million in fiscal year 1996.

    The Company is pursuing a claim for the recovery from HFDC of costs expended by the Company for Village I of the Villages at Leiali'i project, which includes, but is not limited to, the costs written off as discussed above. The claim is based on the inability of the HFDC to convey clear title to the Village I land to the Company. The Company cannot, at this time, reliably estimate the amount, if any, to be recovered.

    RELOCATION CHARGE. During the fourth quarter of fiscal year 1996, the Company recorded a pre-tax special charge of $700,000 for costs related to the relocation of the Company's headquarters from the island of Oahu to the island of Maui and a related corporate workforce reduction.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses declined from $2.9 million in fiscal year 1996 to $2.7 million in fiscal year 1997. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. Net charges to

CBCL for such services were approximately $34,000 for fiscal year 1997 compared to approximately $500,000 for fiscal year 1996. The decrease was primarily due to management services provided to CBCL in fiscal year 1996 by the Company for a specific land matter. No such service was provided in fiscal year 1997.

    General and administrative expenses for fiscal year 1996 declined 11% to $2.9 million from $3.3 million in fiscal year 1995. The decrease in general and administrative expenses in fiscal year 1996 as compared to fiscal year 1995 was attributable to a reduction in the Company's management incentive compensation and profit sharing costs.

    EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with the acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership, which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $137,000 for the year ended March 31, 1997 compared to $712,000 for the year ended March 31, 1996. The decrease represents the Company's share of income from the closing of 36 multi-family home sales at the Iao Parkside project in fiscal year 1997 compared to 60 multi-family home sales closed in fiscal year 1996. To date, 348 home sales have been closed at the Iao Parkside Project.

    In fiscal year 1996, the Company recognized $712,000 in equity earnings versus $1.3 million in fiscal year 1995 related to its 50% share of Iao Partners. This represented the closing of 60 multi-family home sales in fiscal year 1996 compared to 108 multi-family home sales closed in fiscal year 1995.

    INTEREST INCOME (EXPENSE)--NET. Interest income (expense)--net consists of interest earned from the temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense--net for fiscal year 1997 was $14,000 compared to interest income--net of $135,000 in fiscal year 1996. Interest expense--net for fiscal year 1997 declined over fiscal year 1996 primarily as a result of lower interest income due to reduced cash balances.

    Interest income--net in fiscal year 1996 was $135,000 which compares to interest expense--net of $236,000 in the fiscal year 1995. Interest income--net for fiscal year 1996 was improved over fiscal 1995 primarily as a result of increased construction activity at the Company's Kehalani project that resulted in higher capitalization of interest costs.

    OTHER INCOME (EXPENSE)--NET. Other income (expense)--net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other income (expense)--net for fiscal year 1997 decreased to $238,000 from $691,000 in the fiscal year 1996 primarily due to lower marketing and advertising expenses.

    Other income (expense)--net for fiscal year 1996 increased to $691,000 from $162,000 in fiscal year 1995, principally the result of start-up marketing and advertising expenses for the Company's Kehalani project incurred in fiscal year 1996.

DEFERRED REVENUE AND BACKLOG

    The Company deferred 50% of the revenue from the land sold to SHI at its Iao Parkside project. As of March 31, 1997, the Company had a total of $1.2 million in deferred revenue that will be recognized as the homes in this project are sold to the public.

    At March 31, 1997, the Company's backlog subject to pending sales contracts consisted of 27 homes with an aggregate sales value of $5.1 million. At Kehalani, 18 homes were in backlog with an aggregate sales value of $3.9 million. At Iao Parkside, nine homes were in backlog with an aggregate sales value of

$1.2 million. The backlog at Iao Parkside represents 100% of the joint venture's pending sales. The financial results of this joint venture partnership are not consolidated into the Company's results but rather, are accounted for by the equity method. Accordingly, the Company will not recognize the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership. It is the Company's practice to include a sale in backlog at the contract price upon execution of a pre-construction sales contract and receipt of money on deposit. The Company's sales contracts are typically subject to cancellation by the purchaser under specified circumstances such as the failure to obtain financing. As a result, no assurances can be given that the homes which presently comprise backlog will result in actual closings nor can assurances be given as to when such closings may occur. In addition, the Company believes that home sales rates at its projects continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a downturn in the Hawaiian economy.

LIQUIDITY AND FINANCIAL CONDITION

    The Company requires capital to plan projects, obtain entitlements, acquire and develop land, construct homes, and for working capital. Prior to the Company's Restructuring and Initial Public Offering, the Company used internally generated funds and funds from CBCL for working capital and development purposes, including planning, entitling, engineering, site preparation, construction of roads, water and sewer lines, as well as the construction and marketing of its lots and parcels of land. In December 1993, the Company consummated its Initial Public Offering of Class A Common Stock, which resulted in net proceeds to the Company of $27.4 million.

    In connection with the Restructuring and Initial Public Offering, the Company issued a $25 million unsecured term note payable to CBCL that bore interest at the rate of 9.32% per annum and was scheduled to mature in April 2003. During fiscal year 1996, the Company used a portion of the proceeds from a new debt financing to pay off the outstanding balance of this note including accrued but unpaid interest. See discussion below.

    The Company has both short and long-term capital requirements, including those relating to its Kehalani project. The Company intends to fund its capital requirements through a combination of internally generated funds, and bank and other financing. The Company further intends to primarily rely on bank financing for its home construction requirements. As a result, the Company's business and earnings are substantially dependent on its ability to obtain financing on acceptable terms. The Company also plans to seek additional financing, a portion of the proceeds from which will be used to fund necessary development work at its Kehalani master-planned community. No assurance can be given that the Company will be able to obtain such financing or that any such financing will be on terms acceptable to the Company.

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement) with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which were scheduled to expire in September 1998. On September 5, 1996, the Company entered into two modification agreements with the Lenders which amended the terms and conditions of the existing revolving loan facilities to allow advances not to exceed an aggregate of $4 million for working capital purposes. Under the infrastructure loan modification agreement, the working capital advance shall not exceed $1.5 million with interest accruing at the Bank of Hawaii's base rate plus one-half (0.5) percentage point with infrastructure loan advances accruing interest at the base rate plus one (1.0) percentage point. Under the building loan modification agreement, the working capital advance shall not exceed $2.5 million with interest accruing on both the working capital and the construction advances at Bank of Hawaii's base rate plus one half (0.5) percentage point. The infrastructure loan and building loan agreements were also amended to require the Company to remit to the Lenders 100% of the net proceeds from the sale of each home sold at the Company's Kehalani project. In addition to the collateral already held by the Lenders, CBCL delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. Such guaranty by CBCL is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    Originally, all advances made under both loan modification agreements for working capital purposes together will all accrued and unpaid interest were due and payable in full on April 30, 1997. However, the Company has recently received and accepted a commitment letter from the Lenders pursuant to which the Lenders have agreed to amend the terms and conditions of the existing revolving loan facilities, including an amendment to allow advances for working capital purposes of up to $6 million. The Company has accepted the terms and conditions as outlined in the commitment letter, which also provides that (i) the Company must obtain a guaranty of payment from CBCL for the Company's indebtedness related to the working capital advances, (ii) the Company must deliver a first mortgage on its Puueo I and II properties on the island of Hawaii, in addition to a first mortgage already held by the Lenders on the Company's Kehalani property, as collateral to secure all of the loan facilities and, (iii) all outstanding indebtedness related to the loan facilities will be due and payable on May 31, 1998. The Company believes that such an amendment to the existing loan facilities is necessary for the Company to meet its working capital requirements through fiscal year 1998. In addition, the Company is also seeking to generate additional funds through sales of certain land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is continuing its ongoing efforts to obtain such long-term financing. Failure to obtain such working capital facility and long-term financing would have a material adverse effect on the Company's business.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is required to be implemented for financial statements for periods after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not anticipate the adoption of SFAS No. 128 will have a material effect on its earnings (loss) per common share.

INFLATION

    The Company may be adversely affected during periods of high inflation primarily because of the impact of higher interest rates, which may significantly affect the ability of customers to obtain permanent mortgage financing. In addition, inflation also increase the Company's construction and financing costs. Price increases for affordable homes are based on annual increases, if any, in local median income levels. In the last three years, inflation has not had a material effect on the Company.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

    In addition to other information in this Annual Report on Form 10-K, the following are important factors that should be considered in evaluating the Company and its business.

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui but also on the islands of Kauai and Hawaii. In addition, all of the Company's Maui operations are concentrated in central Maui. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States, particularly in California and Japan, have contributed to a slowdown in Hawaii's economy during the 1990s. After adjusting for inflation, Hawaii's gross state product grew 0.2% in each year from 1992 to 1994, and 0.5% in 1995, after having grown by a total of 18.9% between 1986 and 1990. Estimated growth in gross state product in 1996 has been reported at approximately 1.0%. The Company has observed a reduction in the rate of new home sales since late 1993, which the Company believes to be the result of increases in Hawaii unemployment rates and the general lack of confidence in the Hawaii economy by prospective home buyers. Any prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

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

    Although the Company has been holding, entitling, developing, marketing and selling land for over 20 years, it has only been building homes since late 1993 and, to date, has closed a total of 558 home sales. As a result, the Company is subject to the risks inherent in establishing a new line of business. Because the Company has only recently commenced homebuilding operations, the Company's historical financial performance is not necessarily a meaningful indicator of future results. For example, the Company's cost of property sales as a percentage of property sales has increased substantially and therefore its gross margin has declined as compared to periods prior to the commencement of homebuilding activities.

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

    The rate of new home sales in fiscal year 1997 was higher than the rate of new home sales experienced in fiscal year 1996, which the Company believes to be the result of substantially reduced home sales prices. If new home sales rates continue at their current levels or decline further, the Company's financial results will be adversely affected. In response to current market conditions, the Company has provided, and may provide in the future, certain sales incentives to encourage buyer interest. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future.

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

    Although the Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop and sell land and build and sell new homes for more than ten years, the Company intends, on a selective basis, to acquire additional land for residential development. Such additional land, including land subject to the option granted to it by CBCL and acquired at fair market value, will not have the same low cost as the Company's owned property. Therefore, the Company's costs for new projects will be significantly higher than for projects on currently owned land.

    The land development and homebuilding industries are highly competitive. The Company competes for desirable properties, financing, raw materials and skilled labor. Moreover, the Company competes for land and residential sales with numerous large and small developers, including some developers with greater financial and other resources than the Company, government built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing. Competition for the acquisition of raw land is particularly intense in Hawaii, largely due to the concentration of land ownership and the limited supply of land available for development.

    The real estate industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and by interest rate and unemployment levels in particular. The Company believes that the general slowdown in Hawaii's economy, including a recent increase in the unemployment rate, has caused a decline in Hawaii's home sales rates, which has increased the competition for home buyers among Hawaii's homebuilders. Various other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

    The Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. Approximately 515 acres of the Company's existing supply of land and approximately 1,964 acres currently subject to the option granted to the Company by CBCL are not fully entitled. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities relating to such matters as permitted land uses and levels of density, the installation of utilities, and the dedication of acreage for open space, parks, schools and other community purposes. After these entitlements are granted, subdivision approvals and building permits must be obtained. Changes in circumstances or in applicable law may require amended or additional approvals. Based on the Company's experience, it may take over ten years from the decision to develop unentitled land until the delivery of a first home. The Company may incur substantial costs in connection with the land use approval process. In addition to costs and fees required in connection with various applications, counties may assess "impact fees" based on governmental assessment of the effects of the Company's projects on existing communities, including such things as infrastructure, transportation, waste disposal, education and air quality. The Company is subject to risks associated with changes in governmental regulations and increases in property taxes and other governmental fees.

    Subsequent to Hurricane Iniki in September 1992, many of the insurance companies doing business in Hawaii have restricted, curtailed or suspended the issuance of homeowners' insurance policies on single-family and multi-family homes. This has had the effect of both reducing the availability of hurricane insurance and, in general, increasing the cost of such insurance. Mortgage financing for a new home is conditioned on, among other things, the availability of adequate homeowners' insurance. There can be no assurance that homeowners' insurance will be available or affordable to prospective purchasers of the

Company's homes. Long-term restrictions on or unavailability of homeowners' insurance could have a material adverse effect on the Company's business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Accountants.........................................................................         33

Statements of Income (Loss) for the years ended March 31, 1997, March 31, 1996 and March 31, 1995.........         34

Balance Sheets as of March 31, 1997 and March 31, 1996....................................................         35

Statements of Cash Flow for the years ended March 31, 1997, March 31, 1996 and March 31, 1995.............         36

Notes to Financial Statements.............................................................................      37-48

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of C. Brewer Homes, Inc.

    We have audited the financial statements and the financial statement schedules of C. Brewer Homes, Inc. as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. Brewer Homes, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Honolulu, Hawaii

June 30, 1997

                             C. BREWER HOMES, INC.

                          STATEMENTS OF INCOME (LOSS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Property sales...............................................  $  14,907  $   7,820  $  17,066
Cost of property sales.......................................     13,216      5,413     11,829
                                                               ---------  ---------  ---------
  Gross margin...............................................      1,691      2,407      5,237
General and administrative expenses..........................      2,681      2,926      3,304
Asset impairment loss........................................      3,537      1,325     --
Relocation charge............................................     --            700     --
                                                               ---------  ---------  ---------
  Operating income (loss)....................................     (4,527)    (2,544)     1,933
Equity in earnings of Iao Partners...........................        137        712      1,340
Interest income (expense)--net...............................        (14)       135       (236)
Other income (expense)--net..................................       (238)      (691)      (162)
                                                               ---------  ---------  ---------
  Income (loss) before income taxes (benefit)................     (4,642)    (2,388)     2,875
  Income taxes (benefit).....................................     (1,671)      (921)     1,120
                                                               ---------  ---------  ---------
  Net income (loss)..........................................  $  (2,971) $  (1,467) $   1,755
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Earnings (loss) per common share.............................  $   (0.36) $   (0.18) $    0.21
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Weighted average number of common shares
  outstanding................................................      8,332      8,333      8,336
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                           1997       1996
                                                                         ---------  ---------
Cash and cash equivalents..............................................  $     147  $   3,080
Mortgage notes receivable..............................................        794      2,636
Real estate developments...............................................     34,230     36,606
Investment in Iao Partners, net of deferred land gain..................      3,347      2,936
Property and equipment--net............................................        172        162
Income taxes receivable................................................        856         75
Other assets...........................................................        379        430
                                                                         ---------  ---------
  Total assets.........................................................  $  39,925  $  45,925
                                                                         ---------  ---------
                                                                         ---------  ---------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks.................................................  $  24,939  $  27,395
Accounts payable.......................................................        469        702
Accrued expenses.......................................................      3,821      3,777
Deferred income taxes..................................................      1,761      2,181
Other liabilities......................................................        219        183
                                                                         ---------  ---------
  Total liabilities....................................................     31,209     34,238
                                                                         ---------  ---------
                                                                         ---------  ---------
Commitments and contingencies

Stockholders' equity
  Class A Common Stock, $.01 par value, one vote per share, 3,087,200 shares issued and outstanding at March 31, 1997 and 2,700,173
    shares issued and outstanding at March 31, 1996....................         31         27
  Class B Common Stock, $.01 par value, three votes per share,
    5,248,800 shares issued and outstanding at March 31, 1997 and
    5,635,827 shares issued and outstanding at March 31, 1996..........         53         57
  Additional paid-in capital...........................................     27,370     27,370
  Retained deficit.....................................................    (18,714)   (15,743)
  Treasury stock, at cost, 4,335 shares................................        (24)       (24)
                                                                         ---------  ---------
  Total stockholders' equity...........................................      8,716     11,687
                                                                         ---------  ---------
  Total liabilities and stockholders' equity...........................  $  39,925  $  45,925
                                                                         ---------  ---------
                                                                         ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                               1997       1996       1995
                                                             ---------  ---------  ---------
Operating activities
  Net income (loss)........................................  $  (2,971) $  (1,467) $   1,755
  Adjustments to net income (loss)
    Depreciation...........................................         60         49         24
    Deferred income taxes..................................       (420)      (485)       307
    Equity in earnings of Iao Partners.....................       (137)      (712)    (1,340)
    Amortization of deferred land gain.....................       (274)      (458)      (823)
  Changes in operating assets and liabilities
    Mortgage notes receivable..............................      1,842        (63)       476
    Real estate developments...............................      2,376     (9,182)   (12,036)
    Income taxes receivable................................       (781)       (75)    --
    Other assets...........................................         51        744        251
    Accounts payable.......................................       (233)    (6,199)     4,769
    Income taxes payable...................................     --           (167)    (1,358)
    Accrued expenses.......................................         44        473        363
    Other liabilities......................................         36       (769)      (819)
                                                             ---------  ---------  ---------
      Cash flow used in operating activities...............       (407)   (18,311)    (8,431)
                                                             ---------  ---------  ---------
Investing activities
  Capital expenditures.....................................        (70)       (45)      (208)
  Other....................................................     --             11         10
                                                             ---------  ---------  ---------
    Cash flow used in investing activities.................        (70)      ( 34)      (198)
                                                             ---------  ---------  ---------
Financing activities
  Loan proceeds............................................     11,306     32,714     --
  Loan payments............................................    (13,762)   (27,444)    (2,875)
  Capital distributions to C. Brewer and Company,
    Limited................................................     --         --            (28)
  Purchase of treasury stock...............................     --            (24)    --
                                                             ---------  ---------  ---------
    Cash flow from (used in) financing activities..........     (2,456)     5,246     (2,903)
                                                             ---------  ---------  ---------
Decrease in cash and cash equivalents......................     (2,933)   (13,099)   (11,532)
Cash and cash equivalents at beginning of year.............      3,080     16,179     27,711
                                                             ---------  ---------  ---------
Cash and cash equivalents at end of year...................  $     147  $   3,080  $  16,179
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. OPERATIONS, BASIS OF PRESENTATION AND RESTRUCTURING

    C. Brewer Homes, Inc. (the "Company") is a land developer and homebuilder in the State of Hawaii with operations on the islands of Maui, Kauai and Hawaii.

    In December 1993, the Company completed an initial public offering ("IPO") of 2,586,000 shares of its Class A Common Stock resulting in proceeds to the Company, after deducting commissions and offering expenses, of $27.4 million.

    Before the IPO, the Company was a wholly owned subsidiary of C. Brewer and Company, Limited ("CBCL"), a wholly owned subsidiary of Buyco, Inc. ("Buyco"). Pursuant to a restructuring in connection with the IPO, all of the Company's 5,750,000 outstanding shares of Class B Common Stock were distributed by CBCL to Buyco, which in turn distributed such stock to its stockholders on a pro-rata basis. In connection with the restructuring of the Company in December 1993, CBCL transferred to the Company its inventory of entitled land and granted the Company an option to purchase up to approximately 1,982 additional acres of unentitled land. The Company transferred to CBCL certain unentitled land, undeveloped land and all of the stock of a water irrigation company on the island of Kauai. The Company recognized the acquisition of such land at CBCL's cost basis. Additionally, as part of the restructuring, the Company issued an unsecured $25 million term note payable to CBCL.

    In connection with the restructuring, the Company entered into various agreements with CBCL defining their ongoing relationship, including a Contribution Agreement, an Intercompany Agreement, a Development and Management Service Agreement, an Asset Exchange Agreement and an Option/Right of First Refusal Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include time deposits with maturities of less than three months at time of purchase.

    REAL ESTATE DEVELOPMENTS

    Real estate developments are stated at cost and include undeveloped land, partially improved land, finished lot and home construction costs. Costs are amortized to cost of property sales as closings occur. Costs are allocated under the relative sales value method, the specific identification method or the area method, where deemed appropriate by the nature of the costs and/or the project.

    REVENUE AND PROFIT RECOGNITION

    Revenue from the sale of real estate is generally recognized when closings have occurred, required down payments are received and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles. The revenue and cost for property sold prior to substantial completion of site improvements is deferred and recognized proportionate to the percentage of completion of the project. In addition, the cost recovery method is used for profit recognition where appropriate. Gains on sales of property to non-controlled affiliates are recognized currently. For real estate sales to affiliates, income is deferred to the extent of the Company's proportionate ownership interest in the affiliate.

                             C. BREWER HOMES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equimpent are stated at cost, less accumulated depreciation of $164,000 and $104,000 at March 31, 1997 and March 31, 1996, respectively.
Depreciation is computed principally by the straight-line method over estimated useful lives. The costs and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts and any gain or loss is recognized in the year of disposition.

    INVESTMENTS

    Investments are recorded under the equity method of accounting. Investments are carried at cost plus equity in undistributed earnings or losses.

    INCOME TAXES

    The provision for income taxes was determined using the liability approach provided for by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates in effect for the year in which the differences are expected to reverse.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of financial instruments are reasonable estimates of their fair values, as such financial instruments are near maturity or bear interest at a current market rate.

    ASSET IMPAIRMENT

    In fiscal year 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that the carrying amount of an asset may not be recoverable, the Company is required to recognize an asset impairment loss.

    The Company's determination as to the recoverability of long-lived assets is based, in part, on estimates of future cash flows expected to be generated or realized from such assets.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard encourages a fair-value method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company follows the accounting provisions set forth in APB No. 25 and has adopted the disclosure-only provisions required by SFAS No. 123 in its financial statements for the years ended March 31, 1997 and 1996. The effect on net income (loss) for stock options issued in fiscal years 1997 and 1996 using the fair value method was not significant.

                             C. BREWER HOMES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period.

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is required to be implemented for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not anticipate that adoption of SFAS No. 128 will have a material effect on its earnings (loss) per common share.

3. MORTGAGE NOTES RECEIVABLE

    Mortgage notes receivable bear interest at an annual rate of 8.5% to 9.5% and are collateralized by real property. The weighted average interest rate of mortgage notes receivable was approximately 9.1% and 9.2% at March 31, 1997 and March 31, 1996, respectively.

    The Company has sold certain of its mortgage notes receivable, primarily with recourse. No mortgage notes receivable were sold during fiscal years 1997, 1996 or 1995. The balance of the recourse mortgage notes receivable which have been sold and remain outstanding amounted to $204,000 at March 31, 1997 and $383,000 at March 31, 1996.

    During fiscal year 1997, pursuant to a decree of foreclosure, the Company reacquired certain property it had sold in fiscal year 1993 which was subject to a mortgage note receivable. As a result, the Company reclassified approximately $1.4 million from mortgage notes receivable to real estate developments in fiscal year 1997.

4. REAL ESTATE DEVELOPMENTS

    Real estate developments were as follows (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Finished projects.......................................................  $   9,146  $  14,034
Development projects in progress........................................     16,725     14,475
Land held for future development........................................      8,359      8,097
                                                                          ---------  ---------
                                                                          $  34,230  $  36,606
                                                                          ---------  ---------
                                                                          ---------  ---------

    Development projects in progress consist principally of land, land improvement costs and construction costs for projects which are in various stages of development but not ready for sale.

    In fiscal year 1997, the Company determined that certain costs related to the Kaimana subdivision of the Kehalani master-planned community would not be recovered and, accordingly, recognized an asset impairment loss of $2.2 million. In addition, the Company is contemplating the sale of its Iao II land. The

                             C. BREWER HOMES, INC.

4. REAL ESTATE DEVELOPMENTS (CONTINUED)
carrying cost of the Iao II land parcel has been reduced to the estimated sales price, resulting in an asset impairment loss of $1.1 million. The Company also recognized an asset impairment loss of $237,000 related to remnant costs associated with certain developments.

    The Company was selected by the Hawaii State Housing and Finance Development Corporation (HFDC) as the developer for Village I of the Villages at Leiali'i. Because of litigation against the HFDC regarding claims to this state-owned land, the Company is not able to proceed with the project. In view of the litigation and other facts and circumstances regarding the Leiali'i project, the Company believes that the capitalized development costs have been impaired as defined under SFAS No. 121 and, consequently, has written off approximately $1.3 million of the assets related to this project in fiscal year 1996.

5. INVESTMENT IN IAO PARTNERS, NET OF DEFERRED LAND GAIN

    During fiscal year 1993, the Company sold land to Schuler Homes, Inc. ("SHI"), an unrelated entity, for $8 million. SHI subsequently contributed the land to a joint venture partnership, Iao Partners, which is owned 50% by both the Company and SHI. The Company recognized 50% of the gain on the original sale in fiscal year 1993 and deferred the remainder of the gain, which gain represented the Company's proportionate interest in Iao Partners. The deferred gain will be recognized as the property is developed and homes are sold to unrelated individuals. To date, 348 multi-family homes have been sold at the Iao Parkside Project. The deferred gain amounted to $1,047,000 at March 31, 1997 and $1,332,000 at March 31, 1996.

    Iao Partners is engaged in the development and sale of 480 condominium homes. The construction of the project and the day-to-day activities of the joint venture partnership are managed by SHI. Under the partnership agreement, SHI realizes 70% of any favorable budget variance relating specifically to building construction costs. As a result, SHI was allocated $137,000 and $712,000 of Iao's total pre-tax income for the years ended March 31, 1997 and March 31, 1996, respectively.

                             C. BREWER HOMES, INC.

5. INVESTMENT IN IAO PARTNERS, NET OF DEFERRED LAND GAIN (CONTINUED)
    During fiscal year 1996, the Company and SHI agreed to an early distribution from Iao Partners to SHI of $4 million which represents a partial distribution of SHI's land capital account. Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Assets
  Cash..................................................................  $   1,397  $       8
  Real estate development...............................................     10,176     12,476
  Other assets..........................................................      2,030      1,523
                                                                          ---------  ---------
    Total assets........................................................  $  13,603  $  14,007
                                                                          ---------  ---------
                                                                          ---------  ---------
Liabilities and Partners' Capital
  Accounts payable......................................................  $      10  $      57
  Due to SHI............................................................     --            762
  Deferred revenue......................................................        118     --
  Other liabilities.....................................................         12     --
                                                                          ---------  ---------
    Total liabilities...................................................        140        819
  Partners' capital
  SHI...................................................................      9,110      8,973
  The Company...........................................................      4,353      4,215
                                                                          ---------  ---------
    Total liabilities and partners' capital.............................  $  13,603  $  14,007
                                                                          ---------  ---------
                                                                          ---------  ---------

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Statement of Income
  Sales of residential real estate..............................  $   4,656  $   7,830  $  13,871
  Cost of residential real estate sold..........................      4,499      6,521     10,934
                                                                  ---------  ---------  ---------
    Gross profit................................................        157      1,309      2,937
  Interest income...............................................        127        122         72
  General and administrative expense............................         (9)        (6)        (4)
                                                                  ---------  ---------  ---------
    Pre-tax income..............................................  $     275  $   1,425  $   3,005
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                             C. BREWER HOMES, INC.

6. DEBT

    NOTES PAYABLE TO BANKS

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement) with the Bank of Hawaii and City Bank ("Lenders") that provide for a maximum outstanding balance of $35 million and which were scheduled to expire in September 1998. On September 5, 1996, the Company entered into two modification agreements with the Lenders which amended the terms and conditions of the existing revolving loan facilities to allow advances not to exceed an aggregate of $4 million for working capital purposes. Under the infrastructure loan modification agreement, the working capital advance shall not exceed $1.5 million with interest accruing at the Bank of Hawaii's base rate plus one-half (0.5) percentage point with infrastructure loan advances accruing interest at the base rate plus one (1.0) percentage point. Under the building loan modification agreement, the working capital advance shall not exceed $2.5 million with interest accruing on both the working capital and the construction advances at Bank of Hawaii's base rate plus one half (0.5) percentage point. The infrastructure loan and building loan agreements were also amended to require the Company to remit to the Lenders 100% of the net proceeds from the sale of each home sold at the Company's Kehalani project. In addition to the collateral already held by the Lenders, CBCL delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. Such guaranty by CBCL is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    Originally, all advances made under both loan modification agreements for working capital purposes together with all accrued and unpaid interest were due and payable in full on April 30, 1997. However, the Company has recently received and accepted a commitment letter from the Lenders pursuant to which the Lenders have agreed to amend the terms and conditions of the existing revolving loan facilities, including an amendment to allow advances for working capital purposes of up to $6 million. The Company has accepted the terms and conditions as outlined in the commitment letter, which also provides that (i) the Company must obtain a guaranty of payment from CBCL for the Company's indebtedness related to the working capital advances, (ii) the Company must deliver a first mortgage on its Puueo I and II properties on the island of Hawaii, in addition to a first mortgage already held by the Lenders on the Company's Kehalani property, as collateral to secure all of the loan facilities and, (iii) all outstanding indebtedness related to the loan facilities will be due and payable on May 31, 1998. The Company believes that such an amendment to the existing loan facilities is necessary for the Company to meet its working capital requirements through fiscal year 1998. In addition, the Company is also seeking to generate additional funds through sales of certain land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is continuing its ongoing efforts to obtain such long-term financing. Failure to obtain such working capital facility and long-term financing would have a material adverse effect on the Company's business.

    NOTE PAYABLE TO C. BREWER AND COMPANY, LIMITED

    In connection with the fiscal year 1994 restructuring, the Company issued an unsecured $25 million term note payable to CBCL. The loan had an interest rate of 9.32% per annum and was repaid in fiscal year 1996.

                             C. BREWER HOMES, INC.

6. DEBT (CONTINUED)
    INTEREST COST

    Total interest incurred was as follows (in thousands):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Interest capitalized to real estate developments.................  $   2,296  $   2,245  $     915
Interest expensed................................................        141        203      1,419
                                                                   ---------  ---------  ---------
                                                                   $   2,437  $   2,448  $   2,334
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Interest paid....................................................  $   1,760  $   2,820  $   2,125
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

7. INCOME TAXES

    The components of income tax expense (benefit) and tax payments for the last three fiscal years were as follows (in thousands):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current..........................................................  $    (856) $     (76) $     813
Deferred.........................................................       (815)      (845)       307
                                                                   ---------  ---------  ---------
                                                                   $  (1,671) $    (921) $   1,120
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Payments (refunds)...............................................  $    (473) $    (193) $   2,153
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory income tax rate for the last three fiscal years as follows (in thousands):

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Expenses computed at U.S. federal statutory income tax rate....  $  (1,624) $    (836) $   1,006
State tax, net of federal income tax impact....................       (181)       (92)       114
Other..........................................................        134          7     --
                                                                 ---------  ---------  ---------
                                                                 $  (1,671) $    (921) $   1,120
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The sources of deferred tax assets (liabilities) and the tax effect are as follows (in thousands):

                                                                           1997       1996
                                                                         ---------  ---------
Basis difference in property...........................................  $  (1,107) $  (1,127)
Expenses deducted in different period for tax return purposes..........       (362)      (733)
Revenue recognized in different period for tax return purposes.........     (1,382)      (950)
Expenses not currently deductible for tax return purposes..............      1,925      1,259
Other..................................................................       (835)      (630)
                                                                         ---------  ---------
                                                                         $  (1,761) $  (2,181)
                                                                         ---------  ---------
                                                                         ---------  ---------

                             C. BREWER HOMES, INC.

7. INCOME TAXES (CONTINUED)
    Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Deferred tax assets.....................................................  $     542  $     309
Deferred tax liabilities................................................     (2,303)    (2,490)
                                                                          ---------  ---------
                                                                          $  (1,761) $  (2,181)
                                                                          ---------  ---------
                                                                          ---------  ---------

8. RETIREMENT PLANS

    Substantially all employees of the Company are eligible to participate in a qualified 401(k) plan sponsored by CBCL. The terms of the plan provide for the Company to partially match tax deferred employee contributions. The cost of this plan was not significant.

9. STOCKHOLDERS' EQUITY

    Authorized capital at March 31, 1997 consisted of 20,000,000 of $.01 par value Class A Common Stock entitled to one vote per share, 5,750,000 shares of $.01 par value Class B Common Stock entitled to three votes per share, and 1,000,000 shares of $.01 par value Preferred Stock issuable in series. At March 31, 1997, there were 200,500 shares of Class A Common Stock reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan. There were no shares of Preferred Stock outstanding.

    Changes in stockholders' equity were as follows (in thousands):

                                                              CLASS    CLASS
                                                                A        B      ADDITIONAL   RETAINED
                                                              COMMON   COMMON    PAID-IN     EARNINGS   TREASURY
                                                              STOCK    STOCK     CAPITAL     (DEFICIT)   STOCK      TOTAL
                                                              ------   ------   ----------   ---------  --------   -------
Balance April 1, 1994.......................................   $26      $58      $27,370     $ (16,003)  $--       $11,451
  Net income................................................   --       --         --            1,755    --         1,755
  Capital distributions to CBCL.............................   --       --         --              (28)   --           (28)
                                                              ------   ------   ----------   ---------     ---     -------
Balance, March 31, 1995.....................................    26       58       27,370       (14,276)   --        13,178
  Net loss..................................................   --       --         --           (1,467)   --        (1,467)
  Purchase of 4,335 shares of
    Treasury Stock..........................................   --       --         --           --         (24)        (24)
  Conversion of Class B Common Stock to Class A Common
    Stock...................................................     1       (1)       --           --        --         --
                                                              ------   ------   ----------   ---------     ---     -------
Balance, March 31, 1996.....................................    27       57       27,370       (15,743)    (24)     11,687
  Net loss..................................................   --       --         --           (2,971)   --        (2,971)
  Conversion of Class B Common Stock to Class A Common
    Stock...................................................     4       (4)       --           --        --         --
                                                              ------   ------   ----------   ---------     ---     -------
Balance, March 31, 1997.....................................   $31      $53      $27,370     $ (18,714)  $ (24)    $ 8,716
                                                              ------   ------   ----------   ---------     ---     -------
                                                              ------   ------   ----------   ---------     ---     -------

10. STOCK OPTIONS

    The Company's 1993 Stock Option/Stock Issuance (the "Plan") is divided into three components: the discretionary option grant program, the stock issuance program and the stock option grant program. The

                             C. BREWER HOMES, INC.

10. STOCK OPTIONS (CONTINUED)
discretionary option grant program provides for the grant of options to purchase shares of the Company's Class A Common Stock to key employees (including officers and directors) and consultants of the Company or its parent or subsidiary corporations. Under the issuance program, such individuals may be issued shares of the Company's Class A Common Stock either through a purchase of such shares or as a bonus tied to performance of services or the Company's attainment of financial objectives. The automatic option grant program provides for the automatic grant of options to non-employee members of the Board of Directors. The Company has authorized 825,000 shares of Class A Common Stock under the Plan. Stock options granted under the Plan may be exercised for up to ten years from the date of grant.

    Options currently expire no later than ten years from the grant date and generally vest over a period of six months to five years. Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital. A summary of the Company's stock option activity and related information is as follows:

                                                                                          NUMBER OF   AVERAGE PRICE
                                                                                           SHARES       PER SHARE
                                                                                         -----------  -------------
Outstanding at March 31, 1994..........................................................     480,250     $   12.02
  Granted..............................................................................      60,000          9.70
  Canceled.............................................................................     (15,000)         9.75
                                                                                         -----------       ------

Outstanding at March 31, 1995..........................................................     525,250         11.82
  Granted..............................................................................      50,000          5.21
  Canceled.............................................................................     (48,000)        11.22
                                                                                         -----------       ------

Outstanding at March 31, 1996..........................................................     527,250         11.24
  Granted..............................................................................     147,500          3.45
  Canceled.............................................................................     (50,250)        12.00
                                                                                         -----------       ------

Outstanding at March 31, 1997..........................................................     624,500     $    9.34
                                                                                         -----------       ------
                                                                                         -----------       ------
Options exercisable at:
  March 31, 1995.......................................................................     133,275     $   12.01
  March 31, 1996.......................................................................     237,233     $   11.82
  March 31, 1997.......................................................................     341,056     $   10.89

    The range of exercise prices for options outstanding at March 31, 1997 was $2.0625 to $12.75

                             C. BREWER HOMES, INC.

10. STOCK OPTIONS (CONTINUED)
    The following tables summarize information about options outstanding at March 31, 1997.

                           OUTSTANDING OPTIONS
                        --------------------------
  RANGE OF EXERCISE      NUMBER OF   AVERAGE PRICE
        PRICES            SHARES       PER SHARE
----------------------  -----------  -------------
   $ 2.065 -- $ 5.375      197,500     $    3.89
   $ 9.750 -- $ 9.938       30,000     $    9.78
   $12.000 -- $12.750      397,000     $   12.01
                        -----------       ------
                           624,500     $    9.34
                        -----------       ------
                        -----------       ------


                           EXERCISABLE OPTIONS
                        --------------------------
  RANGE OF EXERCISE      NUMBER OF   AVERAGE PRICE
        PRICES            SHARES       PER SHARE
----------------------  -----------  -------------
   $ 2.065 -- $ 5.375       47,535     $    4.93
   $ 9.750 -- $ 9.938       22,708     $    9.79
   $12.000 -- $12.750      270,813     $   12.03
                        -----------       ------
                           341,056     $   10.89
                        -----------       ------
                        -----------       ------

    These options will expire if not exercised at specific dates ranging from December 1997 to January 2007. No options were exercised during the three-year period ended March 31, 1997.

11. OFFICE SPACE

    The Company has a noncancelable lease on office space used in its operations expiring in fiscal year 1999. The lease provides for the Company to pay its share of operating expenses based on the rentable floor area.

    At March 31, 1997, the future minimum lease payments under this lease was as follows:

Year ending March 31,
  1998.............................................................  $  12,226
  1999.............................................................     10,630
                                                                     ---------
                                                                     $  22,856
                                                                     ---------
                                                                     ---------

    In fiscal year 1996, the Company made the decision to move its corporate office from Honolulu to the island of Maui. The cost of the relocation and a related workforce reduction of $700,000 has been reflected in the Statement of Income (Loss).

12. RELATED PARTY TRANSACTIONS

    The Company has acquired the majority of its property for development from CBCL and recognized such acquisitions at CBCL's cost basis. No such acquisition was made during the last three fiscal years.

    CBCL has allocated to the Company certain general and administrative expenses for various corporate services including legal, tax, accounting and human resources. These allocations were generally based

                             C. BREWER HOMES, INC.

12. RELATED PARTY TRANSACTIONS (CONTINUED) on actual costs incurred and estimates of time devoted to supporting the Company. The allocations for the last three fiscal years were as follows (in thousands):

1997..................................................................  $      31
1996..................................................................        180
1995..................................................................        180

    During fiscal years 1997, 1996 and 1995 the Company leased various office space from CBCL or its affiliates under short-term or month-to-month leases. Rents paid to CBCL or its affiliates under these leases were as follows (in thousands):

1997..................................................................  $      37
1996..................................................................        150
1995..................................................................        137

13. COMMITMENTS AND CONTINGENCIES

    The Company is frequently required, in connection with the development of its projects, to obtain performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At March 31, 1997, there were approximately $6.2 million in outstanding bonds for such purposes.

    There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the business, operating results, or financial position of the Company.

                             C. BREWER HOMES, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents quarterly financial data (in thousands, except earnings (loss) per common share):

                                                                                                         EARNINGS
                                                                                                        (LOSS) PER
                                                                 PROPERTY                  NET INCOME     COMMON
                                                                   SALES    GROSS MARGIN     (LOSS)        SHARE
                                                                 ---------  -------------  -----------  -----------
1997
First Quarter..................................................  $   2,423    $     357     $    (265)   $    (.03)
Second Quarter.................................................      5,321          534           (82)        (.01)
Third Quarter..................................................      5,321          678            82           01
Fourth Quarter.................................................      1,842          122        (2,706)        (.33)
                                                                 ---------       ------    -----------  -----------
  Year.........................................................  $  14,907    $   1,691     $  (2,971)   $    (.36)
                                                                 ---------       ------    -----------  -----------
                                                                 ---------       ------    -----------  -----------
1996
First Quarter..................................................  $     195    $     149     $    (520)   $   (0.06)
Second Quarter.................................................      4,132        1,209           327         0.04
Third Quarter..................................................        823          198          (265)       (0.03)
Fourth Quarter.................................................      2,670          851        (1,009)       (0.12)
                                                                 ---------       ------    -----------  -----------
  Year.........................................................  $   7,820    $   2,407     $  (1,467)   $   (0.18)
                                                                 ---------       ------    -----------  -----------
                                                                 ---------       ------    -----------  -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the registrant's executive officers, which is included in "Item 1. Business--Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES.

                                                                                                    PAGE
                                                                                                  ---------
1.  The financial statements are included in Item 8.............................................      32-48
2.  The following financial statements schedules are included in this Report:
        Schedule III -- Real Estate and Accumulated Depreciation................................         54
        Schedule IV -- Mortgage Loans on Real Estate............................................         56

    Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

(B) REPORTS ON FORM 8-K.

    The Company filed a report on Form 8-K on January 31, 1997, in which it reported (i) the appointment, effective January 28, 1997, of Seth A. Bakes as President, Chief Executive Officer and a Director of the Company, (ii) the resignation, effective December 31, 1996, of B.G. Moynahan as President, Chief Executive Officer and a Director of the Company and (iii) the promotion, effective January 28, 1997, of Edward T. Foley, formerly the Company's Senior Vice President and Chief Financial Officer, to the position of Executive Vice President and Chief Financial Officer of the Company.

(C) EXHIBITS.

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

     *3.2  Bylaws of the Registrant.

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

      4.3  Section 1 of Bylaws of Registrant. See Exhibit 3.2

      4.4  Amended and Restated Declaration of Registration Rights. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-3, Registration Statement
            No. 33-88310.)

     10.1  Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant's
            Quarterly Report on Form 10-Q dated September 30, 1994.)

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

   +10.37  Form of Stock Issuance Agreement to be generally used in connection with the 1993 Stock Option/Stock
            Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 3-75230.)

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

 EXHIBIT
 NUMBER                                              DOCUMENT DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

    10.50  Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.50 of the
            Registrant's Quarterly Report on Form 10-Q dated November 4, 1996.)

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

    10.54  Release and Separation Agreement, dated January 15, 1997, between the Company and B.G. Moynahan.
            (Incorporated by reference to Exhibit 10.54 of the Registrant's Current Report on Form 8-K dated
            January 31, 1997.)

    10.55  Consultant Agreement, dated January 16, 1997, between the Company and B.G. Moynahan. (Incorporated by reference to Exhibit 10.55 of the Registrant's Current Report on Form 8-K dated January 31, 1997.)

    *11.1  Statement Regarding Computation of Earnings (Loss) Per Common Share.

    *23.1  Consent of Independent Accountants.

    *23.2  Consent of Independent Accountants.

    *27.1  Financial Data Schedule

------------------------

*   Filed herewith

+   Management contract or compensatory plan or arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                C. BREWER HOMES, INC.

                                By:              /s/ SETH A. BAKES
                                     -----------------------------------------
                                                   Seth A. Bakes
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                    AND DIRECTOR
                                                Dated: June 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ JOHN W.A. BUYERS
------------------------------  Chairman of the Board          June 30, 1997
       John W.A. Buyers

                                President and Chief
      /s/ SETH A. BAKES           Executive Officer and
------------------------------    Director (principal          June 30, 1997
        Seth A. Bakes             executive officer)

                                Executive Vice President
                                  and Chief Financial
     /s/ EDWARD T. FOLEY          Officer Edward T. Foley
------------------------------    (principal financial         June 30, 1997
       Edward T. Foley            officer and principal
                                  accounting officer)

      /s/ KENT T. LUCIEN
------------------------------  Director                       June 30, 1997
        Kent T. Lucien

   /s/ CLINTON R. CHURCHILL
------------------------------  Director                       June 30, 1997
     Clinton R. Churchill

     /s/ DAVID A. HEENAN
------------------------------  Director                       June 30, 1997
       David A. Heenan

      /s/ PAUL C.T. LOO
------------------------------  Director                       June 30, 1997
        Paul C.T. Loo

                                                                    SCHEDULE III
                             C. BREWER HOMES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                                                           COST CAPITALIZED
                                                                             SUBSEQUENT TO
                                                  INITIAL COST TO             ACQUISITION
                                                      COMPANY           -----------------------
                                               ----------------------                  CARRYING
DESCRIPTION                     ENCUMBRANCES    LAND    IMPROVEMENTS    IMPROVEMENTS    COSTS
------------------------------  ------------   ------  --------------   ------------   --------
March 31, 1997
  Iao I (available for
    sale).....................        None     $ --        $--            $   245       $--
  Kalihiwai Ridge II
    (available for sale)......        None        416       --              1,470        --
  Waiolani II (future
    development)..............        None       --         --              1,175        --
  Kehalani (in progress)......    Mortgage      1,257       --             15,609        2,906
  Kaimana at Kehalani
    (available for sale)......        None         85       --              7,030        1,725
  Halemalu at Kehalani
    (available for sale)......        None       --         --                290           22
  Iao II (available for
    sale).....................        None        605       --              1,266          371
  Kalihiwai Ridge III (future
    development)..............        None        906       --                221        --
  Hilo Land (future
    development)..............        None      1,117       --                751        --
  Other land held for future
    development...............        None        377       --                681        --
                                               ------         -----     ------------   --------
                                               $4,763      $--            $28,738       $5,024
                                               ------         -----     ------------   --------
                                               ------         -----     ------------   --------
March 31, 1996
  Iao I (available for
    sale).....................        None     $ --        $--            $   233       $--
  Kalihiwai Ridge II
    (available for sale)......        None        416       --              1,723        --
  Waiolani II (future
    development)..............        None       --         --              1,401        --
  Kehalani (in progress)......    Mortgage      1,257       --             11,956        1,266
  Kaimana at Kehalani
    (available for sale)......        None         85       --              8,904        1,467
  Halemalu at Kehalani
    (available for sale)......        None       --         --              1,471           91
  Iao II (future
    development)..............        None        605       --              1,963          371
  Kalihiwai Ridge III (future
    development)..............        None        906       --                194        --
  Hilo Land (future
    development)..............        None      1,117       --                700        --
  Other land held for future
    development...............        None        377       --                644        --
                                               ------         -----     ------------   --------
                                               ------         -----     ------------   --------
                                               $4,763      $--            $29,189       $3,195
                                               ------         -----     ------------   --------
                                               ------         -----     ------------   --------
March 31, 1995
  Iao I (available for
    sale).....................        None     $ --        $--            $   211       $--
  Kalihiwai Ridge II
    (available for sale)......        None        416       --              1,895        --
  Waiolani I (available for
    sale).....................        None         39       --                170           11
  Waiolani II (future
    development)..............        None       --         --                959        --
  Kehalani (in progress)......        None      1,257       --              2,731          148
  Kaimana at Kehalani
    (available for sale)......        None         85       --             11,587          425
  Halelani (in progress)......        None       --         --              1,052           57
  Iao II (future
    development)..............        None        605       --              1,913           56
  Kalihiwai Ridge III (future
    development)..............        None        906       --                167        --
  Hilo Land (future
    development)..............        None      1,117       --                661        --
  Other land held future
    development...............        None        377       --                964        --
                                               ------         -----     ------------   --------
                                               ------         -----     ------------   --------
                                               $4,802      $--            $22,310       $  697
                                               ------         -----     ------------   --------
                                               ------         -----     ------------   --------


                                      GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                                ----------------------------------   ACCUMULATED      DATE OF        DATE    DEPRECIATION

DESCRIPTION                      LAND   IMPROVEMENTS   TOTAL(1)(2)   DEPRECIATION   CONSTRUCTION   ACQUIRED      LIFE

------------------------------  ------  ------------   -----------   ------------   ------------   --------  ------------

March 31, 1997
  Iao I (available for
    sale).....................  $ --      $   245        $   245        $--                N/A         N/A       N/A

  Kalihiwai Ridge II
    (available for sale)......      58      1,470          1,528        --            05/04/92     01/16/91      N/A

  Waiolani II (future
    development)..............    --        1,175          1,175        --                 N/A         N/A       N/A

  Kehalani (in progress)......   1,116     15,609         16,725        --                 N/A         N/A       N/A

  Kaimana at Kehalani
    (available for sale)......      52      7,030          7,082        --            06/01/94     12/15/93      N/A

  Halemalu at Kehalani
    (available for sale)......       1        290            291        --            10/01/95     12/15/93      N/A

  Iao II (available for
    sale).....................     605      1,266          1,871        --                 N/A     Various       N/A

  Kalihiwai Ridge III (future
    development)..............     906        221          1,127        --                 N/A     Various       N/A

  Hilo Land (future
    development)..............   2,387        751          3,138        --                 N/A     Various       N/A

  Other land held for future
    development...............     367        681          1,048        --                 N/A     Various       N/A

                                ------  ------------   -----------       -----
                                $5,492    $28,738        $34,230        $--
                                ------  ------------   -----------       -----
                                ------  ------------   -----------       -----
March 31, 1996
  Iao I (available for
    sale).....................  $ --      $   233        $   233        $--                N/A         N/A       N/A

  Kalihiwai Ridge II
    (available for sale)......      71      1,723          1,794        --            05/04/92     01/16/91      N/A

  Waiolani II (future
    development)..............    --        1,401          1,401        --                 N/A         N/A       N/A

  Kehalani (in progress)......   1,253     13,222         14,475        --                 N/A         N/A       N/A

  Kaimana at Kehalani
    (available for sale)......      70     10,371         10,441        --            06/01/94     12/15/93      N/A

  Halemalu at Kehalani
    (available for sale)......       4      1,562          1,566        --            10/01/95     12/15/93      N/A

  Iao II (future
    development)..............     605      2,334          2,939        --                 N/A     Various       N/A

  Kalihiwai Ridge III (future
    development)..............     906        194          1,100        --                 N/A     Various       N/A

  Hilo Land (future
    development)..............     944        700          1,644        --                 N/A     Various       N/A

  Other land held for future
    development...............     369        644          1,013        --                 N/A     Various       N/A

                                ------  ------------   -----------       -----
                                ------  ------------   -----------       -----
                                $4,222    $32,384        $36,606        $--
                                ------  ------------   -----------       -----
                                ------  ------------   -----------       -----
March 31, 1995
  Iao I (available for
    sale).....................  $ --      $   211        $   211        $--                N/A         N/A       N/A

  Kalihiwai Ridge II
    (available for sale)......      79      1,895          1,974        --            05/04/92     01/16/91      N/A

  Waiolani I (available for
    sale).....................       1        181            182        --            03/01/93     10/15/92      N/A

  Waiolani II (future
    development)..............    --          959            959        --                 N/A         N/A       N/A

  Kehalani (in progress)......   1,257      2,879          4,136        --                 N/A         N/A       N/A

  Kaimana at Kehalani
    (available for sale)......      80     12,012         12,092        --            06/01/94     12/15/93      N/A

  Halelani (in progress)......    --        1,109          1,109        --                 N/A         N/A       N/A

  Iao II (future
    development)..............     605      1,969          2,574        --                 N/A     Various       N/A

  Kalihiwai Ridge III (future
    development)..............     906        167          1,073        --                 N/A     Various       N/A

  Hilo Land (future
    development)..............   1,120        661          1,781        --                 N/A     Various       N/A

  Other land held future
    development...............     369        964          1,333        --                 N/A     Various       N/A

                                ------  ------------   -----------       -----
                                ------  ------------   -----------       -----
                                $4,417    $23,007        $27,424        $--
                                ------  ------------   -----------       -----
                                ------  ------------   -----------       -----

------------------------

N/A = Not applicable

(1) A reconcillation of total amount at which real estate was carried to the amount at the beginning of the year is as follows:

                                                                  MARCH 31, 1997  MARCH 31, 1996  MARCH 31, 1995
                                                                  --------------  --------------  --------------
Balance at beginning of year....................................    $   36,606      $   27,424      $   15,352
  Additions during the year:
    Acquisition from foreclosure................................         1,443          --              --
    Improvements................................................        11,858          15,327          22,710
                                                                       -------         -------         -------
      Total additions...........................................        13,301          15,327          22,710
                                                                       -------         -------         -------
  Deductions during the year:
    Cost of real estate sold....................................        12,140           4,894          10,638
    Asset impairment loss.......................................         3,537           1,251          --
                                                                       -------         -------         -------
      Total deductions..........................................        15,677           6,145          10,638
                                                                       -------         -------         -------
  Balance at close of year......................................    $   34,230      $   36,606      $   27,424
                                                                       -------         -------         -------
                                                                       -------         -------         -------

(2) The cost of real estate for federal income tax purposes approximates the financial statement carrying value.

                                                                     SCHEDULE IV

                             C. BREWER HOMES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                 (IN THOUSANDS)

                                                           FINAL    PERIODIC             FACE         CARRYING
                                               INTEREST   MATURITY  PAYMENT    PRIOR   AMOUNT OF      AMOUNT OF      DELINQUENT
DESCRIPTION                                      RATE       DATE    TERMS(1)   LIENS   MORTGAGE    MORTGAGE(2)(3)     MORTGAGES
---------------------------------------------  --------   --------  --------   -----   ---------   ---------------   -----------
March 31, 1997
First mortgage on land:
    Foy-Kalihiwai............................     9.5%    04/15/96    $ 3.9     None     $ 455          $  365          $--
    Schuster-Wailea..........................     9.5%    08/15/96      0.4     None        41              39           --
    M 10-Wilder Road.........................     9.3%    04/01/00     14.5     None       263             255           --
    Rosendahl-Kaiwiki........................     8.5%    04/15/99      1.2     None       146             135           --
                                                                                                        ------       -----------
                                                                                                        $  794           --
                                                                                                        ------       -----------
                                                                                                        ------       -----------
March 31, 1996
First mortgage on land:
    Foy-Kalihiwai............................     8.5%    04/15/96    $ 3.9     None     $ 455          $  371          $--
    Fergerstrom-Kaumana......................     9.0%    06/01/96      0.9     None       105              99           --
    Takebayashi-Opea Peleau..................     9.0%    07/01/96      1.9     None       206             195           --
    Schuster-Wailea..........................     9.0%    08/15/96      0.4     None        41              39           --
    Coffman-Piha.............................     9.0%    09/01/96      0.7     None        75              71           --
    KCC-Kaumana..............................    10.0%    12/23/94       N/A    None     1,450           1,443            1,443
    Johnston-Naalehu.........................     9.3%    09/20/99      0.4     None        46              44           --
    M 10-Wilder Road.........................     9.3%    04/01/00     14.5(1)  None       263             241           --
    Rosendahl-Kaiwiki........................     8.5%    04/15/99      1.2     None       146             133           --
                                                                                                        ------       -----------
                                                                                                        $2,636          $ 1,443
                                                                                                        ------       -----------
                                                                                                        ------       -----------
March 31, 1995
First mortgage on land:
    Foy-Kalihiwai............................     8.5%    04/15/96    $ 3.9     None     $ 455          $  364          $--
    MacWhinnie-Kalihiwai.....................    11.5%    12/15/95      3.1     None       443             325           --
    Fergerstrom-Kaumana......................     9.0%    06/01/96      0.9     None       105              97           --
    Takebayashi-Opea Peleau..................     9.0%    07/01/96      1.9     None       206             192           --
    Schuster-Wailea..........................     9.0%    08/15/96      0.4     None        41              39           --
    Coffman-Piha.............................     9.0%    09/01/96      0.7     None        75              71           --
    KCC-Kaumana..............................    10.0%    12/23/94    N/A(1)    None     1,450           1,443            1,443
    Other....................................     9.5%    11/15/95       N/A     N/A         N/A            42           --
                                                                                                        ------       -----------
                                                                                                        $2,573          $ 1,443
                                                                                                        ------       -----------
                                                                                                        ------       -----------

------------------------

N/A = Not applicable.

(1) Level monthly principal payment, except for semi-annual principal payment for M 10--Wilder Road mortgage loan.

                             C. BREWER HOMES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                 (IN THOUSANDS)

(2) A reconciliation of the total amount at which mortgage loans were carried to the amount at the beginning of the year is as follows:

                                              MARCH 31, 1997   MARCH 31, 1996   MARCH 31, 1995
                                              ---------------  ---------------  ---------------
Balance at beginning of year................     $   2,636        $   2,573        $   3,049
Additions during the year:
  New mortgage loans given on real estate
    sales                                           --                  497           --
  Loan repurchased..........................        --               --               --
                                                    ------           ------           ------
    Total additions.........................        --                  497           --
                                                    ------           ------           ------
Deductions during the year:
  Collections of principal..................         1,842              434              192
  Cost of mortgages sold....................        --               --                  284
                                                    ------           ------           ------
    Total deductions........................         1,842              434              476
                                                    ------           ------           ------
  Balance at end of year....................     $     794        $   2,636        $   2,573
                                                    ------           ------           ------
                                                    ------           ------           ------

------------------------

(3) The cost of mortgage loans for federal tax purposes approximates the financial statement carrying value.

                             C. BREWER HOMES, INC.

                 FORM 10-K FOR FISCAL YEAR ENDED MARCH 31, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                               DOCUMENT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.2   Bylaws of the Registrant.

      11.1   Statement Regarding Computation of Earnings Per Share.

      23.1   Consent of Independent Accountants.

      23.2   Consent of Independent Accountants.

      27.1   Financial Data Schedule.