Form 10-K/A
period 1997-03-31
BREWER C HOMES INC
filed 1997-08-01
CIK 912153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO

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

        CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE) 4,959,576 shares
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 Form 10-K/A

                              Amendement No. 1

        The undersigned Registrant hereby:

            1.  Amends Items 1, 6, 7, 8 and 14 of its
                Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "Form 10-K") and files such amended Items 1, 6, 7, 8 and 14 herewith;

            2. Amends Schedules III and IV of the Form 10-K and files such amended Schedules III and IV herewith; and

            3.  Files Exhibits 10.56 and 10.57 herewith.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    C. Brewer Homes, Inc. (the "Company") is a land developer and homebuilder in the State of Hawaii with operations on the islands of Maui, Kauai and Hawaii. The Company has extensive landholdings, totaling approximately 2,689 acres on these islands, and is one of the largest owners of entitled residential units on the island of Maui. The Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop and sell land, and build and sell new homes for more than ten years without acquiring additional land. In addition, for the next 20 years the Company will have access to approximately 1,964 acres of additional land through a land purchase option granted to the Company by its former parent, C. Brewer and Company, Limited ("CBCL").

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

    Kaimana is a 179-unit single-family residential project and Halemalu is a 30-unit single-family resi-dential project of the Kehalani master-planned community on the island of Maui. In November 1994, the Company began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through March 31, 1997, 67 home sales had closed at Kaimana. In October 1995, the Company began selling the single-family homes at Halemalu and through March 31, 1997, 27 home sales had closed. The Company is currently planning the next subdivision at Kehalani called Nanea. This subdivision would include 80 single-family residential homes. The Kehalani development is expected to consist of a total of approximately 2,100 homes, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. The Kehalani site provides panoramic vistas of the Pacific Ocean and Mount Haleakala and will be one of the largest planned residential communities on the island of Maui.

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

    The Company's Puueo I project is an 800-home master-planned community located on 314 acres on the island of Hawaii, adjacent to the city of Hilo. The County Council approved the Company's change of zone application to residential and commercial, subject to certain water source verifications. The Company does not anticipate any problems with providing such satisfactory assurances and is proceeding with the preliminary planning for this residential development.

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

    The Company currently owns approximately 2,174 acres of entitled land in the State of Hawaii, of which approximately 1,018 acres have the entitlements necessary to build approximately 3,817 residential units and approximately 1,136 acres have entitlements for approximately 60 lots. In addition, the Company has entitlements for approximatley 20 acres designated for commercial use. Of the Company's approximately 3,817 entitled residential units, approximately 2,697 are located on the island of Maui. Over the next several years, the Company intends to seek entitlements for its unentitled land holdings of approximately 515 acres. The Company estimates that these unentitled land holdings could represent up to approximately 900 additional residential units.

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

THE HAWAII HOUSING MARKET

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui and also on the islands of Kauai and Hawaii. In addition, all of the Company's operations on Maui are concentrated in central Maui. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States, particularly in California, and Japan have contributed to a slowdown in Hawaii's economy during the 1990s. After adjusting for inflation, Hawaii's gross state product grew 0.2% in each year from 1992 to 1994, and 0.5% in 1995, after having grown by a total of 18.9% between 1986 and 1990. Estimated growth in gross state product in 1996 has been reported at approximately 1.0%. The Company has observed a reduction in the rate of new home sales since late 1993, which the Company believes to be the result of increases in Hawaii unemployment rates and the general lack of confidence in the Hawaii economy by prospective home buyers. Any prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

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

    The County of Maui controls land use initially through a Community Plan process prior to specific zoning designation. The Community Plan process results in designations of general categories of land use -- residential, commercial, agricultural, resort, parks, etc. The Community Plan process involves approval by a Citizens' Advisory Committee, the County Planning Commission and the County Council. This entire process was approved in 1987, approximately eight years after the process began. Maui County began the process of updating the present Community Plan in 1992.

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

                                                                                           ACTUAL OR        HOMES
                                                                                          ANTICIPATED    SUBJECT TO     ESTIMATED
                                                               APPROXIMATE    ESTIMATED     DATE OF     PENDING SALES     PRICE
                                                     PRODUCT    REMAINING     REMAINING     INITIAL     CONTRACTS AT      RANGE
                                           LOCATION  TYPE(1)      ACRES         UNITS     CLOSINGS(2)    3/31/97(3)      ($000S)
                                           --------  --------  ------------   ---------   ------------  -------------   ---------
ENTITLED
-----------------------------------------
Iao Parkside(4)..........................    Maui       MF            8            132        1993            9         $ 118-160
Kehalani(5)
  Kaimana................................    Maui       SF           18            112        1995           18           180-275
  Halemalu...............................    Maui       SF            1              3        1995        --              207-215
  Nanea..................................    Maui       SF           16             80        1998        --              200-250
  Commercial.............................    Maui       P            20          --            --         --               --
  Phase 2................................    Maui      MF/P          29            326        1998        --              130-200
  Phase 3................................    Maui    SF/MF/L        160            639        1998        --              120-325
  Phase 4................................    Maui    SF/MF/L        279            805        2000        --              190-360
Piihana..................................    Maui     SF/MF          79            600        2002        --               --
Kalihiwai Ridge II.......................   Kauai       P            36              8        1991        --              147-299
Kalihiwai Ridge III......................   Kauai       P         1,100             52        2001        --               --
Puueo I..................................   Hawaii   SF/MF/L        314            800        1999        --               85-350
Kulaimano................................   Hawaii   SF/MF/L        114            320        2002        --               --
                                                                  -----       ---------                   -----
  Subtotal...............................                         2,174          3,877                       27
                                                                  -----       ---------                   -----
UNENTITLED(6)
-----------------------------------------
Puueo II(7)..............................   Hawaii     SF/L         164          --            --         --               --
Wainaku(7)...............................   Hawaii   SF/MF/L        121          --            --         --               --
Kaumana(8)...............................   Hawaii      P           202          --            --         --               --
Iao II(9)................................    Maui       P            28          --            --         --               --
                                                                  -----       ---------                   -----
  Subtotal...............................                           515          --                       --
                                                                  -----       ---------                   -----
  Total..................................                         2,689          3,877                       27
                                                                  -----       ---------                   -----
                                                                  -----       ---------                   -----

------------------------------

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

(8) This represents the Company's 55% undivided ownership of this 366-acre parcel of land. The other 45% is owned by Mauna Kea Agribusiness Company, Inc., a subsidiary of CBCL.

(9) The Company is currently contemplating the sale of its Iao II land.

LAND SUBJECT TO OPTION/RIGHT OF FIRST REFUSAL

    The Company believes that its existing landholdings will provide sufficient inventory to enable the Company to develop and sell land, and build and sell new homes for more than ten years. The Company and CBCL entered into an Option/Right of First Refusal Agreement which provides that, among other things, for 20 years from the date of the Initial Public Offering, the Company will have the option to purchase up to approximately 1,982 acres of currently unentitled land on the islands of Maui and Hawaii from CBCL at fair market value at the time of exercise of the option (less a discount of 3.5% representing customary selling costs avoided by CBCL). See "--Relationship with C. Brewer and Company, Limited."

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

CUSTOMER FINANCING

    Substantially all home buyers utilize long-term mortgage financing to purchase their homes and lenders generally make loans only to borrowers who satisfy such lender's income and other requirements. Although mortgage financing for qualified home buyers is currently available, there can be no assurance that mortgage financing will remain readily available to the Company's customers due to general economic conditions, the restricted ability of banks and savings and loan institutions to finance the purchase of homes by home buyers and other factors. In particular, during periods of high interest rates, it is generally more difficult for people to qualify for mortgage loans due to the higher payments associated with higher interest rates. Moreover, restrictions on the deductibility of mortgage interest for federal income tax purposes could adversely affect the Company's operations.

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

                                   PART II

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

                                                                                FISCAL YEAR ENDED
                                                         ---------------------------------------------------------------
                                                          MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,    MARCH 28,
                                                            1997         1996         1995         1994         1993
                                                         -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
STATEMENT OF INCOME (LOSS) DATA
Property sales.........................................   $  14,907    $   7,820    $  17,066    $  30,347    $  14,422
Cost of property sales.................................      13,216        5,413       11,829       17,447        3,716
                                                         -----------  -----------  -----------  -----------  -----------
  Gross margin.........................................       1,691        2,407        5,237       12,900       10,706
General and administrative expenses....................       2,681        2,926        3,304        2,610        2,689
Asset impairment loss..................................       3,537        1,325       --           --           --
Relocation charge......................................      --              700       --           --           --
                                                         -----------  -----------  -----------  -----------  -----------
  Operating income (loss)..............................      (4,527)      (2,544)       1,933       10,290        8,017
Equity in earnings of Iao Partners.....................         137          712        1,340        2,137       --
Interest income (expense)--net.........................         (14)         135         (236)          42          298
Other income (expense)--net............................        (238)        (691)        (162)         106           96
                                                         -----------  -----------  -----------  -----------  -----------
  Income (loss) before income taxes (benefit)..........      (4,642)      (2,388)       2,875       12,575        8,411
  Income taxes (benefit)...............................      (1,671)        (921)       1,120        4,865        3,196
                                                         -----------  -----------  -----------  -----------  -----------
  Net income (loss)....................................   $  (2,971)   $  (1,467)   $   1,755    $   7,710    $   5,215
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
Weighted average number of common shares outstanding...       8,332        8,333        8,336
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
Earnings (loss) per common share.......................   $   (0.36)   $   (0.18)   $    0.21
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
PRO FORMA DATA(1)
Income before income taxes.............................                                          $  11,082
Income taxes...........................................                                              4,283
                                                                                                -----------
Net income.............................................                                          $   6,799
                                                                                                -----------
                                                                                                -----------
Weighted average number of common shares
  outstanding..........................................                                              6,506
                                                                                                -----------
                                                                                                -----------
Pro forma earnings per common share....................                                          $    1.05
                                                                                                -----------
                                                                                                -----------
BALANCE SHEET DATA
Real estate developments...............................   $  34,230    $  36,606    $  27,424    $  15,352    $  14,996
Total assets...........................................      39,925       45,925       49,293       47,576       19,954
Notes payable..........................................      24,939       27,395       22,125       25,000       --
Stockholders' equity...................................       8,716       11,687       13,178       11,451        8,892

------------------------------

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

RESULTS OF OPERATIONS

    PROPERTY SALES. The Company's property sales consist of home sale closings and land sales. The Company's revenue from property sales for the fiscal year ended March 31, 1997 was $14.9 million compared to $7.8 million for the fiscal year ended March 31, 1996. This increase was primarily the result of higher home sale closings in fiscal year 1997 as compared to fiscal year 1996. At the Kaimana at Kehalani subdivision on the island of Maui, the Company closed 36 single-family home sales at an average price of $240,000 in fiscal year 1997 compared to 22 home sale closings at an average price of $259,000 in fiscal year 1996. At the Halemalu at Kehalani subdivision, the Company closed 27 home sales at an average price of $205,000 in fiscal year 1997 compared to no home sale closings in the prior year. At Kalihiwai Ridge II on the island of Kauai, the Company sold two land parcels for a total of $365,000 in fiscal year 1997 compared to two land parcel sales in fiscal year 1996 for a total of $340,000. During fiscal year 1997, the Company recognized $300,000 compared to $500,000 recognized in the prior fiscal year related to the deferred gain on the land sale to SHI, which property was subsequently contributed to the Iao Partners 50%-owned joint venture in fiscal year 1993. In addition, the Company had no sales of land on the island of Hawaii in the 1997 fiscal year while 49 acres of land on the island of Hawaii were sold in fiscal year 1996 for approximately $1.0 million.

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

    Cost of property sales for fiscal year 1996 decreased to $5.4 million compared to $11.8 million in fiscal year 1995. The decrease in cost of property sales in fiscal year 1996 compared to fiscal year 1995 was primarily attributable to lower property sales. As a percentage of property sales, cost of property sales was 69% in both fiscal years 1996 and 1995.

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

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui but also on the islands of Kauai and Hawaii. In addition, all of the Company's Maui operations are concentrated in central Maui. Although Hawaii was one of the country's fastest growing economies in the late 1980s, the Company believes that the recessions in the United States, particularly in California, and Japan have contributed to a slowdown in Hawaii's economy during the 1990s. After adjusting for inflation, Hawaii's gross state product grew 0.2% in each year from 1992 to 1994, and 0.5% in 1995, after having grown by a total of 18.9% between 1986 and 1990. Estimated growth in gross state product in 1996 has been reported at approximately 1.0%. The Company has observed a reduction in the rate of new home sales since late 1993, which the Company believes to be the result of increases in Hawaii unemployment rates and the general lack of confidence in the Hawaii economy by prospective home buyers. Any prolonged economic stagnation or downturn in Hawaii could have a material adverse effect on the Company's business.

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

                                          COOPERS & LYBRAND L.L.P.

Honolulu, Hawaii

June 30, 1997

                             C. BREWER HOMES, INC.

                          STATEMENTS OF INCOME (LOSS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1997       1996       1995
                                                   ---------  ---------  ---------
Property sales...................................  $  14,907  $   7,820  $  17,066
Cost of property sales...........................     13,216      5,413     11,829
                                                   ---------  ---------  ---------
  Gross margin...................................      1,691      2,407      5,237
General and administrative expenses..............      2,681      2,926      3,304
Asset impairment loss............................      3,537      1,325     --
Relocation charge................................     --            700     --
                                                   ---------  ---------  ---------
  Operating income (loss)........................     (4,527)    (2,544)     1,933
Equity in earnings of Iao Partners...............        137        712      1,340
Interest income (expense)--net...................        (14)       135       (236)
Other income (expense)--net......................       (238)      (691)      (162)
                                                   ---------  ---------  ---------
  Income (loss) before income taxes (benefit)....     (4,642)    (2,388)     2,875
  Income taxes (benefit).........................     (1,671)      (921)     1,120
                                                   ---------  ---------  ---------
  Net income (loss)..............................  $  (2,971) $  (1,467) $   1,755
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------
Earnings (loss) per common share.................  $   (0.36) $   (0.18) $    0.21
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------
Weighted average number of common shares
  outstanding....................................      8,332      8,333      8,336
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                             1997       1996
                                                           ---------  ---------
                                    ASSETS
Cash and cash equivalents................................  $     147  $   3,080
Mortgage notes receivable................................        794      2,636
Real estate developments.................................     34,230     36,606
Investment in Iao Partners, net of deferred land gain....      3,347      2,936
Property and equipment--net..............................        172        162
Income taxes receivable..................................        856         75
Other assets.............................................        379        430
                                                           ---------  ---------
  Total assets...........................................  $  39,925  $  45,925
                                                           ---------  ---------
                                                           ---------  ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to banks...................................  $  24,939  $  27,395
Accounts payable.........................................        469        702
Accrued expenses.........................................      3,821      3,777
Deferred income taxes....................................      1,761      2,181
Other liabilities........................................        219        183
                                                           ---------  ---------
  Total liabilities......................................     31,209     34,238
                                                           ---------  ---------
Commitments and contingencies

Stockholders' equity
  Class A Common Stock, $.01 par value, one vote per
    share, 3,087,200 shares issued and outstanding at
    March 31, 1997 and 2,700,173 shares issued and
    outstanding at March 31, 1996........................         31         27
  Class B Common Stock, $.01 par value, three votes per
    share, 5,248,800 shares issued and outstanding at
    March 31, 1997 and 5,635,827 shares issued and
    outstanding at March 31, 1996........................         53         57
  Additional paid-in capital.............................     27,370     27,370
  Retained deficit.......................................    (18,714)   (15,743)
  Treasury stock, at cost, 4,335 shares..................        (24)       (24)
                                                           ---------  ---------
  Total stockholders' equity.............................      8,716     11,687
                                                           ---------  ---------
  Total liabilities and stockholders' equity.............  $  39,925  $  45,925
                                                           ---------  ---------
                                                           ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                   1997       1996       1995
                                                 ---------  ---------  ---------
Operating activities
  Net income (loss)............................  $  (2,971) $  (1,467) $   1,755
  Adjustments to net income (loss)
    Depreciation...............................         60         49         24
    Deferred income taxes......................       (420)      (485)       307
    Equity in earnings of Iao Partners.........       (137)      (712)    (1,340)
    Amortization of deferred land gain.........       (274)      (458)      (823)
  Changes in operating assets and liabilities
    Mortgage notes receivable..................      1,842        (63)       476
    Real estate developments...................      2,376     (9,182)   (12,036)
    Income taxes receivable....................       (781)       (75)    --
    Other assets...............................         51        744        251
    Accounts payable...........................       (233)    (6,199)     4,769
    Income taxes payable.......................     --           (167)    (1,358)
    Accrued expenses...........................         44        473        363
    Other liabilities..........................         36       (769)      (819)
                                                 ---------  ---------  ---------
      Cash flow used in operating activities...       (407)   (18,311)    (8,431)
                                                 ---------  ---------  ---------
Investing activities
  Capital expenditures.........................        (70)       (45)      (208)
  Other........................................     --             11         10
                                                 ---------  ---------  ---------
    Cash flow used in investing activities.....        (70)      ( 34)      (198)
                                                 ---------  ---------  ---------
Financing activities
  Loan proceeds................................     11,306     32,714     --
  Loan payments................................    (13,762)   (27,444)    (2,875)
  Capital distributions to C. Brewer and
    Company, Limited...........................     --         --            (28)
  Purchase of treasury stock...................     --            (24)    --
                                                 ---------  ---------  ---------
    Cash flow from (used in) financing
      activities...............................     (2,456)     5,246     (2,903)
                                                 ---------  ---------  ---------
Decrease in cash and cash equivalents..........     (2,933)   (13,099)   (11,532)
Cash and cash equivalents at beginning of
  year.........................................      3,080     16,179     27,711
                                                 ---------  ---------  ---------
Cash and cash equivalents at end of year.......  $     147  $   3,080  $  16,179
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

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

                             C. BREWER HOMES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation of $164,000 and $104,000 at March 31, 1997 and March 31, 1996, respectively.
Depreciation is computed principally by the straight-line method over estimated useful lives. The costs and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts and any gain or loss is recognized in the year of disposition.

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

4. REAL ESTATE DEVELOPMENTS

    Real estate developments were as follows (in thousands):

                                                              1997       1996
                                                            ---------  ---------
Finished projects.........................................  $   9,146  $  14,034
Development projects in progress..........................     16,725     14,475
Land held for future development..........................      8,359      8,097
                                                            ---------  ---------
                                                            $  34,230  $  36,606
                                                            ---------  ---------
                                                            ---------  ---------

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

                             C. BREWER HOMES, INC.

5. INVESTMENT IN IAO PARTNERS, NET OF DEFERRED LAND GAIN (CONTINUED)
    During fiscal year 1996, the Company and SHI agreed to an early distribution from Iao Partners to SHI of $4 million which represents a partial distribution of SHI's capital account. Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                              1997       1996
                                                            ---------  ---------
Assets
  Cash....................................................  $   1,397  $       8
  Real estate development.................................     10,176     12,476
  Other assets............................................      2,030      1,523
                                                            ---------  ---------
    Total assets..........................................  $  13,603  $  14,007
                                                            ---------  ---------
                                                            ---------  ---------
Liabilities and Partners' Capital
  Accounts payable........................................  $      10  $      57
  Due to SHI..............................................     --            762
  Deferred revenue........................................        118     --
  Other liabilities.......................................         12     --
                                                            ---------  ---------
    Total liabilities.....................................        140        819
  Partners' capital
    SHI...................................................      9,110      8,973
    The Company...........................................      4,353      4,215
                                                            ---------  ---------
    Total liabilities and partners' capital...............  $  13,603  $  14,007
                                                            ---------  ---------
                                                            ---------  ---------

                                                       1997       1996       1995
                                                     ---------  ---------  ---------
Statement of Income
  Sales of residential real estate.................  $   4,656  $   7,830  $  13,871
  Cost of residential real estate sold.............      4,499      6,521     10,934
                                                     ---------  ---------  ---------
    Gross profit...................................        157      1,309      2,937
  Interest income..................................        127        122         72
  General and administrative expense...............         (9)        (6)        (4)
                                                     ---------  ---------  ---------
    Pre-tax income.................................  $     275  $   1,425  $   3,005
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

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

                             C. BREWER HOMES, INC.

6. DEBT (CONTINUED)
    INTEREST COST

    Total interest incurred was as follows (in thousands):

                                                        1997       1996       1995
                                                      ---------  ---------  ---------
Interest capitalized to real estate developments....  $   2,296  $   2,245  $     915
Interest expensed...................................        141        203      1,419
                                                      ---------  ---------  ---------
                                                      $   2,437  $   2,448  $   2,334
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------
Interest paid.......................................  $   1,760  $   2,820  $   2,125
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

7. INCOME TAXES

    The components of income tax expense (benefit) and tax payments for the last three fiscal years were as follows (in thousands):

                                                       1997       1996       1995
                                                     ---------  ---------  ---------
Current............................................  $    (856) $     (76) $     813
Deferred...........................................       (815)      (845)       307
                                                     ---------  ---------  ---------
                                                     $  (1,671) $    (921) $   1,120
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------
Payments (refunds).................................  $    (473) $    (193) $   2,153
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory income tax rate for the last three fiscal years as follows (in thousands):

                                                      1997       1996       1995
                                                    ---------  ---------  ---------
Expenses computed at U.S. federal statutory income
  tax rate........................................  $  (1,624) $    (836) $   1,006
State tax, net of federal income tax impact.......       (181)       (92)       114
Other.............................................        134          7     --
                                                    ---------  ---------  ---------
                                                    $  (1,671) $    (921) $   1,120
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    The sources of deferred tax assets (liabilities) and the tax effect are as follows (in thousands):

                                                             1997       1996
                                                           ---------  ---------
Basis difference in property.............................  $  (1,107) $  (1,127)
Expenses deducted in different period for tax return
  purposes...............................................       (362)      (733)
Revenue recognized in different period for tax return
  purposes...............................................     (1,382)      (950)
Expenses not currently deductible for tax return
  purposes...............................................      1,925      1,259
Other....................................................       (835)      (630)
                                                           ---------  ---------
                                                           $  (1,761) $  (2,181)
                                                           ---------  ---------
                                                           ---------  ---------

                             C. BREWER HOMES, INC.

7. INCOME TAXES (CONTINUED)
    Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                             1997       1996
                                                           ---------  ---------
Deferred tax assets......................................  $     542  $     309
Deferred tax liabilities.................................     (2,303)    (2,490)
                                                           ---------  ---------
                                                           $  (1,761) $  (2,181)
                                                           ---------  ---------
                                                           ---------  ---------

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

    Changes in stockholders' equity were as follows (in thousands):

                                                              Class    Class
                                                                A        B      Additional   Retained
                                                              Common   Common    Paid-in     Earnings   Treasury
                                                              Stock    Stock     Capital     (Deficit)   Stock      Total
                                                              ------   ------   ----------   ---------  --------   -------
Balance, March 31, 1994.....................................   $26      $58      $27,370     $(16,003 )  $--       $11,451
  Net income................................................   --       --         --           1,755     --         1,755
  Capital distributions to CBCL.............................   --       --         --             (28 )   --           (28)
                                                              ------   ------   ----------   ---------  --------   -------
Balance, March 31, 1995.....................................    26       58       27,370      (14,276 )   --        13,178
  Net loss..................................................   --       --         --          (1,467 )   --        (1,467)
  Purchase of 4,335 shares of Treasury Stock................   --       --         --           --         (24)        (24)
  Conversion of Class B Common Stock to Class A Common
    Stock...................................................     1       (1)       --           --        --         --
                                                              ------   ------   ----------   ---------  --------   -------
Balance, March 31, 1996.....................................    27       57       27,370      (15,743 )    (24)     11,687
  Net loss..................................................   --       --         --          (2,971 )   --        (2,971)
  Conversion of Class B Common Stock to Class A Common
    Stock...................................................     4       (4)       --           --        --         --
                                                              ------   ------   ----------   ---------  --------   -------
Balance, March 31, 1997.....................................   $31      $53      $27,370     $(18,714 )  $ (24)    $ 8,716
                                                              ------   ------   ----------   ---------  --------   -------
                                                              ------   ------   ----------   ---------  --------   -------

                             C. BREWER HOMES, INC.

10. STOCK OPTIONS

    The Company's 1993 Stock Option/Stock Issuance (the "Plan") is divided into three components: the discretionary option grant program, the stock issuance program and the automatic stock option grant program. The discretionary option grant program provides for the grant of options to purchase shares of the Company's Class A Common Stock to key employees (including officers and directors) and consultants of the Company or its parent or subsidiary corporations. Under the stock issuance program, such individuals may be issued shares of the Company's Class A Common Stock either through a purchase of such shares or as a bonus tied to performance of services or the Company's attainment of financial objectives. The automatic option grant program provides for the automatic grant of options to non-employee members of the Board of Directors. The Company has authorized 825,000 shares of Class A Common Stock under the Plan. Stock options granted under the Plan may be exercised for up to ten years from the date of grant.

    Options currently expire no later than ten years from the grant date and generally vest over a period of six months to five years. Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital. A summary of the Company's stock option activity and related information is as follows:

                                                                         Number of   Average Price
                                                                          Shares       Per Share
                                                                        -----------  -------------
Outstanding at March 31, 1994.........................................     480,250     $   12.02
  Granted.............................................................      60,000          9.70
  Canceled............................................................     (15,000)         9.75
                                                                        -----------       ------

Outstanding at March 31, 1995.........................................     525,250         11.82
  Granted.............................................................      50,000          5.21
  Canceled............................................................     (48,000)        11.22
                                                                        -----------       ------

Outstanding at March 31, 1996.........................................     527,250         11.24
  Granted.............................................................     147,500          3.45
  Canceled............................................................     (50,250)        12.00
                                                                        -----------       ------

Outstanding at March 31, 1997.........................................     624,500     $    9.34
                                                                        -----------       ------
                                                                        -----------       ------
Options exercisable at:
  March 31, 1995......................................................     133,275     $   12.01
  March 31, 1996......................................................     237,233     $   11.82
  March 31, 1997......................................................     341,056     $   10.89

    The range of exercise prices for options outstanding at March 31, 1997 was $2.0625 to $12.75

                             C. BREWER HOMES, INC.

10. STOCK OPTIONS (CONTINUED)
    The following tables summarize information about options outstanding at March 31, 1997.

                      Outstanding Options
                   --------------------------
Range of exercise   Number of   Average Price
     prices          Shares       Per Share
-----------------  -----------  -------------
      $ 2.065 --
         $ 5.375      197,500     $    3.89
      $ 9.750 --
         $ 9.938       30,000     $    9.78
      $12.000 --
         $12.750      397,000     $   12.01
                   -----------       ------
                      624,500     $    9.34
                   -----------       ------
                   -----------       ------


                      Exercisable Options
                   --------------------------
Range of exercise   Number of   Average Price
     prices          Shares       Per Share
-----------------  -----------  -------------
      $ 2.065 --
         $ 5.375       47,535     $    4.93
      $ 9.750 --
         $ 9.938       22,708     $    9.79
      $12.000 --
         $12.750      270,813     $   12.03
                   -----------       ------
                      341,056     $   10.89
                   -----------       ------
                   -----------       ------

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

                             C. BREWER HOMES, INC.

12. RELATED PARTY TRANSACTIONS (CONTINUED)
    CBCL has allocated to the Company certain general and administrative expenses for various corporate services including legal, tax, accounting and human resources. These allocations were generally based

                             C. BREWER HOMES, INC.

12. RELATED PARTY TRANSACTIONS (CONTINUED) on actual costs incurred and estimates of time devoted to supporting the Company. The allocations for the last three fiscal years were as follows (in thousands):

1997.................................................................  $      31
1996.................................................................        180
1995.................................................................        180

    During fiscal years 1997, 1996 and 1995 the Company leased various office space from CBCL or its affiliates under short-term or month-to-month leases. Rents paid to CBCL or its affiliates under these leases were as follows (in thousands):

1997.................................................................  $      37
1996.................................................................        150
1995.................................................................        137

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

                             C. BREWER HOMES, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents quarterly financial data (in thousands, except earnings (loss) per common share):

                                                                                         Earnings
                                                                                        (Loss) Per
                                              Property                     Net Income     Common
                                                Sales      Gross Margin      (Loss)        Share
                                             -----------  ---------------  -----------  -----------
1997
First Quarter..............................   $   2,423      $     357      $    (265)   $    (.03)
Second Quarter.............................       5,321            534            (82)        (.01)
Third Quarter..............................       5,321            678             82           01
Fourth Quarter.............................       1,842            122         (2,706)        (.33)
                                             -----------        ------     -----------  -----------
  Year.....................................   $  14,907      $   1,691      $  (2,971)   $    (.36)
                                             -----------        ------     -----------  -----------
                                             -----------        ------     -----------  -----------
1996
First Quarter..............................   $     195      $     149      $    (520)   $   (0.06)
Second Quarter.............................       4,132          1,209            327         0.04
Third Quarter..............................         823            198           (265)       (0.03)
Fourth Quarter.............................       2,670            851         (1,009)       (0.12)
                                             -----------        ------     -----------  -----------
  Year.....................................   $   7,820      $   2,407      $  (1,467)   $   (0.18)
                                             -----------        ------     -----------  -----------
                                             -----------        ------     -----------  -----------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES.

                                                                                                    PAGE
                                                                                                  ---------
1.  The financial statements are included in Item 8.............................................      32-48
2.  The following financial statements schedules are included in this Report:
        Schedule III -- Real Estate and Accumulated Depreciation................................         54
        Schedule IV -- Mortgage Loans on Real Estate............................................         55

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

(c) EXHIBITS.

 EXHIBIT
 NUMBER                                   DOCUMENT DESCRIPTION
---------  ----------------------------------------------------------------------------------
      2.1  Agreement and Plan of Merger, dated October 21, 1994, between C. Brewer Homes,
             Inc., a Hawaii corporation, and C. Brewer Homes, Inc., a Delaware corporation.
             (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on
             Form 8-K dated October 21, 1994.)
      3.1  Restated Certificate of Incorporation of the Registrant. (Incorporated by
             reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated
             October 21, 1994.)
     *3.2  Bylaws of the Registrant.
      4.1  Specimen of Class A Common Stock Certificate. (Incorporated by reference to
             Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
      4.2  Restated Certificate of Incorporation of the Registrant. (Incorporated by
             reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated
             October 21, 1994.)
      4.3  Section 1 of Bylaws of Registrant. See Exhibit 3.2
      4.4  Amended and Restated Declaration of Registration Rights. (Incorporated by
             reference to Exhibit 4.1 of the Registrant's registration statement under the
             Securities Act on Form S-3, Registration Statement No. 33-88310.)
     10.1  Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.)
    +10.2  1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.1 of the Registrant's registration statement under the Securities Act on Form S-8,
             Registration Statement No. 33-75230.)

 EXHIBIT
 NUMBER                                   DOCUMENT DESCRIPTION
---------  ----------------------------------------------------------------------------------
    +10.3  Form of Automatic Option Grant Agreement. (Incorporated by reference to Exhibit
             10.3 of the Registrant's registration statement under the Securities Act on Form
             S-1, Registration Statement No. 33-68924.)
    +10.4  Form of Employee Benefits Allocation Agreement. (Incorporated by reference to
             Exhibit 10.4 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
    +10.5  C. Brewer and Company, Limited Pension Plan for Salaried, Non-Bargaining Unit
             Employees and Hilo Coast Processing Company Pension Plan for Salaried, Non-
             Bargaining Unit Employees (Defined Benefit Plan). (Incorporated by reference to
             Exhibit 10.5 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
    +10.6  C. Brewer Homes, Inc. Performance Incentive Plan. (Incorporated by reference to
             Exhibit 10.6 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
     10.7  Form of Intercompany Agreement. (Incorporated by reference to Exhibit 10.7 of the
             Registrant's registration statement under the Securities Act on Form S-1,
             Registration Statement No. 33-68924.)
     10.8  Form of Asset Exchange Agreement. (Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement under the Securities Act on Form S-1,
             Registration Statement No. 33-68924.)
     10.9  Form of Option/Right of First Refusal Agreement. (Incorporated by reference to
             Exhibit 10.9 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
    10.10  Form of Development and Management Services Agreement. (Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement under the Securities
             Act on Form S-1, Registration Statement No. 33-68924.)
    10.12  Manager's Revocable License (Lease) of premises located at 90 Waiko Road, Maui,
             Hawaii dated February 8, 1993. (Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement under the Securities Act on Form S-1,
             Registration Statement No. 33-68924.)
    10.13  Central Maui Source Development Agreement dated July 28, 1975. (Incorporated by reference to Exhibit 10.13 of the Registrant's registration statement under the
             Securities Act on Form S-1, Registration Statement No. 33-68924.)
    10.14  Partnership Agreement between the Registrant and Schuler Homes, Inc. dated as of
             October 15, 1992. (Incorporated by reference to Exhibit 10.14 of the
             Registrant's registration statement under the Securities Act on Form S-1,
             Registration Statement No. 33-68924.)
    10.17  Memorandum of Agreement among the Registrant, Schuler Homes, Inc. and Maui County dated June 11, 1992. (Incorporated by reference to Exhibit 10.17 of the
             Registrant's registration statement under the Securities Act on Form S-1,
             Registration Statement No. 33-68924.)
    10.23  Sublease of premises located at 888 Kalanianaole Avenue, Hilo, Hawaii, dated as of
             October 1, 1993. (Incorporated by reference to Exhibit 10.23 of the Registrant's registration statement under the Securities Act on Form S-1, Registration
             Statement No. 33-68924.)

 EXHIBIT
 NUMBER                                   DOCUMENT DESCRIPTION
---------  ----------------------------------------------------------------------------------
   +10.32  Form of Notice of Grant to be generally used in connection with the 1993 Stock
             Option/ Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the
             Registrant's registration statement under the Securities Act on Form S-8,
             Registration Statement No. 33-75230.)
   +10.33  Form of Stock Option Agreement to be generally used in connection with the 1993
             Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8,
             Registration Statement No. 33-75230.)
   +10.34  Addendum to Stock Option Agreement (Financial Assistance). (Incorporated by
             reference to Exhibit 99.2 of the Registrant's registration statement under the
             Securities Act on Form S-8, Registration Statement No. 33-75230.)
   +10.35  Addendum to Stock Option Agreement (Limited Stock Appreciation Right).
             (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No.
             33-75230.)
   +10.36  Addendum of Stock Option Agreement (Special Tax Elections). (Incorporated by
             reference to Exhibit 99.2 of the Registrant's registration statement under the
             Securities Act on Form S-8, Registration Statement No. 33-75230.)
   +10.37  Form of Stock Issuance Agreement to be generally used in connection with the 1993
             Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8,
             Registration Statement No. 3-75230.)
    10.39  Commercial Lease and Deposit Receipt dated as of January 18, 1995 between George
             Hotniansky, et al. and the Registrant. (Incorporated by reference to Exhibit
             10.39 of the Registrant's registration statement on Form 10-K dated June 28,
             1995.)
    10.40  Revolving Loan Agreement (Infrastructure) between the Registrant and Bank of
             Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
    10.41  Revolving Loan Agreement (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.2 of the
             Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
    10.42  Form of Revolving Note (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the
             Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
    10.43  Form of Revolving Note (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the
             Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
    10.44  First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to
             Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q dated September
             30, 1995.)
    10.45  UCC-1 Financing Statement between the Registrant and Bank of Hawaii dated as of
             August 31, 1995. (Incorporated by reference to Exhibit 10.5 of the Registrant's
             Quarterly Report on Form 10-Q dated September 30, 1995.)
    10.46  Hazardous Materials Indemnity Agreement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.6 of the
             Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)

 EXHIBIT
 NUMBER                                   DOCUMENT DESCRIPTION
---------  ----------------------------------------------------------------------------------
    10.47  Form of Agreement between Registrant and Fletcher Pacific Construction Co., Ltd.
             dated as of May 30, 1995. (Incorporated by reference to Exhibit 10.6 of the
             Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
    10.48  First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to
             Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q dated November
             14, 1996.)
    10.49  First Loan Modification Agreement (Building Facility) between the Registrant and
             Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to
             Exhibit 10.49 of the Registrant's Quarterly Report on Form 10-Q dated November
             14, 1996.)
    10.50  Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.50 of the Registrant's Quarterly Report on Form 10-Q
             dated November 4, 1996.)
    10.51  Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of
             September 5, 1996. (Incorporated by reference to Exhibit 10.51 of the
             Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
    10.52  Corporate Resolution Re: Guaranty to Bank of Hawaii from Board of Directors of C.
             Brewer and Company, Limited dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q
             dated November 14, 1996.)
    10.53  Agreement to Guaranty between the Registrant and C. Brewer and Company, Limited dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
    10.54  Release and Separation Agreement, dated January 15, 1997, between the Company and
             B.G. Moynahan. (Incorporated by reference to Exhibit 10.54 of the Registrant's
             Current Report on Form 8-K dated January 31, 1997.)
    10.55  Consultant Agreement, dated January 16, 1997, between the Company and B.G.
             Moynahan. (Incorporated by reference to Exhibit 10.55 of the Registrant's
             Current Report on Form 8-K dated January 31, 1997.)
   *10.56  Letter dated January 7, 1997 from the Company to Seth A. Bakes regarding terms of employment.
   *10.57  Letter dated January 16, 1997 from Seth A. Bakes to the Company regarding terms of employment.
    *11.1  Statement Regarding Computation of Earnings (Loss) Per Common Share.
    *23.1  Consent of Independent Accountants.
    *23.2  Consent of Independent Accountants.
    *27.1  Financial Data Schedule

------------------------

*   Filed herewith

+   Management contract or compensatory plan or arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                C. BREWER HOMES, INC.

                                By:              /s/ EDWARD T. FOLEY
                                     -----------------------------------------
                                                   Edward T. Foley
                                               Executive Vice President
                                                 Chief Financial Officer

Dated: August 1, 1997

                                                                    SCHEDULE III

                             C. BREWER HOMES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                                                           COST CAPITALIZED
                                                                             SUBSEQUENT TO
                                                  INITIAL COST TO             ACQUISITION
                                                      COMPANY           -----------------------
                                               ----------------------                  CARRYING
DESCRIPTION                     ENCUMBRANCES    LAND    IMPROVEMENTS    IMPROVEMENTS    COSTS
------------------------------  ------------   ------  --------------   ------------   --------
March 31, 1997
  Iao I (available for
    sale).....................        None     $ --       $ --            $   245       $--
  Kalihiwai Ridge II
    (available for sale)......        None        416       --              1,470        --
  Waiolani II (future
    development)..............        None       --         --              1,175        --
  Kehalani (in progress)......    Mortgage      1,257       --             15,609        2,906
  Kaimana at Kehalani
    (available for sale)......        None         85       --              7,030        1,725
  Halemalu at Kehalani
    (available for sale)......        None       --         --                290           22
  Iao II (available for
    sale).....................        None        605       --              1,266          371
  Kalihiwai Ridge III (future
    development)..............    Mortgage        906       --                221        --
  Hilo Land (future
    development)..............        None      1,117       --                751        --
  Other land held for future
    development...............        None        377       --                681        --
                                               ------        ------     ------------   --------
                                               $4,763     $ --            $28,738       $5,024
                                               ------        ------     ------------   --------
                                               ------        ------     ------------   --------
March 31, 1996
  Iao I (available for
    sale).....................        None     $ --       $ --            $   233       $--
  Kalihiwai Ridge II
    (available for sale)......        None        416       --              1,723        --
  Waiolani II (future
    development)..............        None       --         --              1,401        --
  Kehalani (in progress)......    Mortgage      1,257       --             11,956        1,266
  Kaimana at Kehalani
    (available for sale)......        None         85       --              8,904        1,467
  Halemalu at Kehalani
    (available for sale)......        None       --         --              1,471           91
  Iao II (future
    development)..............        None        605       --              1,963          371
  Kalihiwai Ridge III (future
    development)..............        None        906       --                194        --
  Hilo Land (future
    development)..............        None      1,117       --                700        --
  Other land held for future
    development...............        None        377       --                644        --
                                               ------        ------     ------------   --------
                                               $4,763     $ --            $29,189       $3,195
                                               ------        ------     ------------   --------
                                               ------        ------     ------------   --------
March 31, 1995
  Iao I (available for
    sale).....................        None     $ --       $ --            $   211       $--
  Kalihiwai Ridge II
    (available for sale)......        None        416       --              1,895        --
  Waiolani I (available for
    sale).....................        None         39       --                170           11
  Waiolani II (future
    development)..............        None       --         --                959        --
  Kehalani (in progress)......        None      1,257       --              2,731          148
  Kaimana at Kehalani
    (available for sale)......        None         85       --             11,587          425
  Halelani (in progress)......        None       --         --              1,052           57
  Iao II (future
    development)..............        None        605       --              1,913           56
  Kalihiwai Ridge III (future
    development)..............        None        906       --                167        --
  Hilo Land (future
    development)..............        None      1,117       --                661        --
  Other land held future
    development...............        None        377       --                964        --
                                               ------        ------     ------------   --------
                                               $4,802     $ --            $22,310       $  697
                                               ------        ------     ------------   --------
                                               ------        ------     ------------   --------


                                      GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                                ----------------------------------   ACCUMULATED      DATE OF        DATE    DEPRECIATION

DESCRIPTION                      LAND   IMPROVEMENTS   TOTAL(1)(2)   DEPRECIATION   CONSTRUCTION   ACQUIRED      LIFE

------------------------------  ------  ------------   -----------   ------------   ------------   --------  ------------

March 31, 1997
  Iao I (available for
    sale).....................  $ --      $   245        $   245        $--                N/A         N/A       N/A

  Kalihiwai Ridge II
    (available for sale)......      58      1,470          1,528        --            05/04/92     01/16/91      N/A

  Waiolani II (future
    development)..............    --        1,175          1,175        --                 N/A         N/A       N/A

  Kehalani (in progress)......   1,116     15,609         16,725        --                 N/A         N/A       N/A

  Kaimana at Kehalani
    (available for sale)......      52      7,030          7,082        --            06/01/94     12/15/93      N/A

  Halemalu at Kehalani
    (available for sale)......       1        290            291        --            10/01/95     12/15/93      N/A

  Iao II (available for
    sale).....................     605      1,266          1,871        --                 N/A     Various       N/A

  Kalihiwai Ridge III (future
    development)..............     906        221          1,127        --                 N/A     Various       N/A

  Hilo Land (future
    development)..............   2,387        751          3,138        --                 N/A     Various       N/A

  Other land held for future
    development...............     367        681          1,048        --                 N/A     Various       N/A

                                ------  ------------   -----------      ------
                                $5,492    $28,738        $34,230        $--
                                ------  ------------   -----------      ------
                                ------  ------------   -----------      ------
March 31, 1996
  Iao I (available for
    sale).....................  $ --      $   233        $   233        $--                N/A         N/A       N/A

  Kalihiwai Ridge II
    (available for sale)......      71      1,723          1,794        --            05/04/92     01/16/91      N/A

  Waiolani II (future
    development)..............    --        1,401          1,401        --                 N/A         N/A       N/A

  Kehalani (in progress)......   1,253     13,222         14,475        --                 N/A         N/A       N/A

  Kaimana at Kehalani
    (available for sale)......      70     10,371         10,441        --            06/01/94     12/15/93      N/A

  Halemalu at Kehalani
    (available for sale)......       4      1,562          1,566        --            10/01/95     12/15/93      N/A

  Iao II (future
    development)..............     605      2,334          2,939        --                 N/A     Various       N/A

  Kalihiwai Ridge III (future
    development)..............     906        194          1,100        --                 N/A     Various       N/A

  Hilo Land (future
    development)..............     944        700          1,644        --                 N/A     Various       N/A

  Other land held for future
    development...............     369        644          1,013        --                 N/A     Various       N/A

                                ------  ------------   -----------      ------
                                $4,222    $32,384        $36,606        $--
                                ------  ------------   -----------      ------
                                ------  ------------   -----------      ------
March 31, 1995
  Iao I (available for
    sale).....................  $ --      $   211        $   211        $--                N/A         N/A       N/A

  Kalihiwai Ridge II
    (available for sale)......      79      1,895          1,974        --            05/04/92     01/16/91      N/A

  Waiolani I (available for
    sale).....................       1        181            182        --            03/01/93     10/15/92      N/A

  Waiolani II (future
    development)..............    --          959            959        --                 N/A         N/A       N/A

  Kehalani (in progress)......   1,257      2,879          4,136        --                 N/A         N/A       N/A

  Kaimana at Kehalani
    (available for sale)......      80     12,012         12,092        --            06/01/94     12/15/93      N/A

  Halelani (in progress)......    --        1,109          1,109        --                 N/A         N/A       N/A

  Iao II (future
    development)..............     605      1,969          2,574        --                 N/A     Various       N/A

  Kalihiwai Ridge III (future
    development)..............     906        167          1,073        --                 N/A     Various       N/A

  Hilo Land (future
    development)..............   1,120        661          1,781        --                 N/A     Various       N/A

  Other land held future
    development...............     369        964          1,333        --                 N/A     Various       N/A

                                ------  ------------   -----------      ------
                                $4,417    $23,007        $27,424        $--
                                ------  ------------   -----------      ------
                                ------  ------------   -----------      ------

----------------------------------------

N/A = Not applicable
(1) A reconciliation of total amount at which real estate was carried to the amount at the beginning of the year is as follows:

Balance at beginning of year.................................................................................................
  Additions during the year:
    Acquisition from foreclosure.............................................................................................
    Improvements.............................................................................................................
      Total additions........................................................................................................
  Deductions during the year:
    Cost of real estate sold.................................................................................................
    Asset impairment loss....................................................................................................
      Total deductions.......................................................................................................
  Balance at close of year...................................................................................................

                                                                                                                               MARCH
 31, 1997
                                                                                                                               -----
----------

Balance at beginning of year.................................................................................................     $
 36,606
  Additions during the year:
    Acquisition from foreclosure.............................................................................................
  1,443
    Improvements.............................................................................................................
 11,858
                                                                                                                               -----
----------
      Total additions........................................................................................................
 13,301
                                                                                                                               -----
----------
  Deductions during the year:
    Cost of real estate sold.................................................................................................
 12,140
    Asset impairment loss....................................................................................................
  3,537
                                                                                                                               -----
----------
      Total deductions.......................................................................................................
 15,677
                                                                                                                               -----
----------
  Balance at close of year...................................................................................................     $
 34,230
                                                                                                                               -----
----------
                                                                                                                               -----
----------

                                                                                                                               MARCH
 31, 1996
                                                                                                                               -----
----------
Balance at beginning of year.................................................................................................     $
 27,424
  Additions during the year:
    Acquisition from foreclosure.............................................................................................
 --
    Improvements.............................................................................................................
 15,327
                                                                                                                               -----
----------
      Total additions........................................................................................................
 15,327
                                                                                                                               -----
----------
  Deductions during the year:
    Cost of real estate sold.................................................................................................
  4,894
    Asset impairment loss....................................................................................................
  1,251
                                                                                                                               -----
----------
      Total deductions.......................................................................................................
  6,145
                                                                                                                               -----
----------
  Balance at close of year...................................................................................................     $
 36,606
                                                                                                                               -----
----------
                                                                                                                               -----
----------

                                                                                                                               MARCH
 31, 1995
                                                                                                                               -----
----------
Balance at beginning of year.................................................................................................     $
 15,352
  Additions during the year:
    Acquisition from foreclosure.............................................................................................
 --
    Improvements.............................................................................................................
 22,710
                                                                                                                               -----
----------
      Total additions........................................................................................................
 22,710
                                                                                                                               -----
----------
  Deductions during the year:
    Cost of real estate sold.................................................................................................
 10,638
    Asset impairment loss....................................................................................................
 --
                                                                                                                               -----
----------
      Total deductions.......................................................................................................
 10,638
                                                                                                                               -----
----------
  Balance at close of year...................................................................................................     $
 27,424
                                                                                                                               -----
----------
                                                                                                                               -----
----------

(2) The cost of real estate for federal income tax purposes approximates the financial statement carrying value.

                                                                     SCHEDULE IV

                             C. BREWER HOMES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                 (IN THOUSANDS)

                                                           FINAL    PERIODIC             FACE         CARRYING
                                               INTEREST   MATURITY  PAYMENT    PRIOR   AMOUNT OF      AMOUNT OF      DELINQUENT
DESCRIPTION                                      RATE       DATE    TERMS(1)   LIENS   MORTGAGE    MORTGAGE(2)(3)     MORTGAGES
---------------------------------------------  --------   --------  --------   -----   ---------   ---------------   -----------
March 31, 1997
First mortgage on land:
    Foy-Kalihiwai............................     9.5%    04/15/96    $ 3.9    None      $ 455          $  365          $--
    Schuster-Wailea..........................     9.5%    08/15/96      0.4    None         41              39           --
    M 10-Wilder Road.........................     9.3%    04/01/00     14.5    None        263             255           --
    Rosendahl-Kaiwiki........................     8.5%    04/15/99      1.2    None        146             135           --
                                                                                                        ------       -----------
                                                                                                        $  794           --
                                                                                                        ------       -----------
                                                                                                        ------       -----------
March 31, 1996
First mortgage on land:
    Foy-Kalihiwai............................     8.5%    04/15/96    $ 3.9    None      $ 455          $  371          $--
    Fergerstrom-Kaumana......................     9.0%    06/01/96      0.9    None        105              99           --
    Takebayashi-Opea Peleau..................     9.0%    07/01/96      1.9    None        206             195           --
    Schuster-Wailea..........................     9.0%    08/15/96      0.4    None         41              39           --
    Coffman-Piha.............................     9.0%    09/01/96      0.7    None         75              71           --
    KCC-Kaumana..............................    10.0%    12/23/94       N/A   None      1,450           1,443            1,443
    Johnston-Naalehu.........................     9.3%    09/20/99      0.4    None         46              44           --
    M 10-Wilder Road.........................     9.3%    04/01/00     14.5    None        263             241           --
    Rosendahl-Kaiwiki........................     8.5%    04/15/99      1.2    None        146             133           --
                                                                                                        ------       -----------
                                                                                                        $2,636          $ 1,443
                                                                                                        ------       -----------
                                                                                                        ------       -----------
March 31, 1995
First mortgage on land:
    Foy-Kalihiwai............................     8.5%    04/15/96    $ 3.9    None      $ 455          $  364          $--
    MacWhinnie-Kalihiwai.....................    11.5%    12/15/95      3.1    None        443             325           --
    Fergerstrom-Kaumana......................     9.0%    06/01/96      0.9    None        105              97           --
    Takebayashi-Opea Peleau..................     9.0%    07/01/96      1.9    None        206             192           --
    Schuster-Wailea..........................     9.0%    08/15/96      0.4    None         41              39           --
    Coffman-Piha.............................     9.0%    09/01/96      0.7    None         75              71           --
    KCC-Kaumana..............................    10.0%    12/23/94       N/A   None      1,450           1,443            1,443
    Other....................................     9.5%    11/15/95       N/A     N/A         N/A            42           --
                                                                                                        ------       -----------
                                                                                                        $2,573          $ 1,443
                                                                                                        ------       -----------
                                                                                                        ------       -----------

------------------------
N/A = Not applicable.

(1) Level monthly principal payment, except for semi-annual principal payment for M 10--Wilder Road mortgage loan.

(2) A reconciliation of the total amount at which mortgage loans were carried to the amount at the beginning of the year is as follows:

                                                               MARCH 31, 1997     MARCH 31, 1996     MARCH 31, 1995
                                                              -----------------  -----------------  -----------------
Balance at beginning of year................................      $   2,636          $   2,573          $   3,049
Additions during the year:
  New mortgage loans given on real estate sales                      --                    497             --
  Loan repurchased..........................................         --                 --                 --
                                                                     ------             ------             ------
    Total additions.........................................         --                    497             --
                                                                     ------             ------             ------
Deductions during the year:
  Collections of principal..................................          1,842                434                192
  Cost of mortgages sold....................................         --                 --                    284
                                                                     ------             ------             ------
    Total deductions........................................          1,842                434                476
                                                                     ------             ------             ------
  Balance at end of year....................................      $     794          $   2,636          $   2,573
                                                                     ------             ------             ------
                                                                     ------             ------             ------

(3) The cost of mortgage loans for federal tax purposes approximates the financial statement carrying value.

                             C. BREWER HOMES, INC.

                 FORM 10-K FOR FISCAL YEAR ENDED MARCH 31, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                         DOCUMENT DESCRIPTION
-----------  --------------------------------------------------------------------------------------------
       3.2   Bylaws of the Registrant.

             Letter dated January 7, 1997 from the Company to Seth A. Bakes regarding terms of
     10.56    employment.

             Letter dated January 16, 1997 from Seth A. Bakes to the Company regarding terms of
     10.57    employment.

      11.1   Statement Regarding Computation of Earnings Per Share.

      23.1   Consent of Independent Accountants.

      23.2   Consent of Independent Accountants.

      27.1   Financial Data Schedule.