Form 10-Q
period 1997-06-30
BREWER C HOMES INC
filed 1997-08-14
CIK 912153

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ------------------
                                   FORM 10-Q
                              ------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                         COMMISSION FILE NUMBER  0-22948

                             C. BREWER HOMES, INC.
              (Exact name of registrant as specified in its charter)

              DELAWARE                                 99-0145055
    (State or other jurisdiction of       (I.R.S. employer identification no.)
     incorporation or organization)

                               255-A EAST WAIKO ROAD
                               WAILUKU, HAWAII  96793
               (Address of principal executive offices) (Zip code)

                                  (808) 242-6833
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                                                                August 1, 1997
                                                                --------------
         Class A Common Stock (par value $.01 per share)       3,392,089 shares
         Class B Common Stock (par value $.01 per share)       4,943,911 shares

                                C. BREWER HOMES, INC.

                                        INDEX

                                                                          PAGE
                                                                         NUMBER
PART I.       FINANCIAL INFORMATION

              Item 1.   Financial Statements


                        Statements of Income (Loss) - Quarters
                        Ended June 30, 1997 and June 30, 1996. . . . . . .  3


                        Balance Sheets - June 30, 1997 and
                        March 31, 1997 . . . . . . . . . . . . . . . . . .  4

                        Statements of Cash Flow - Quarters
                        Ended June 30, 1997 and June 30, 1996. . . . . . .  5

                        Notes to Financial Statements. . . . . . . . . . .  6

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations . . . 8

PART II.      OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . 16

              Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                              C. BREWER HOMES, INC.
                           STATEMENTS OF INCOME (LOSS)
                  (IN THOUSANDS, EXCEPT LOSS PER COMMON SHARE)
                                   (UNAUDITED)


                                                         Quarters Ended
                                                     -----------------------
                                                     June 30,       June 30,
                                                       1997           1996
                                                     --------       --------
Property sales. . . . . . . . . . . . . . . . .       $  624         $2,423
Cost of property sales. . . . . . . . . . . . .          613          2,066
                                                     -------        -------
  Gross margin  . . . . . . . . . . . . . . . .           11            357
General and administrative expenses . . . . . .          473            744
                                                     -------        -------
  Operating loss. . . . . . . . . . . . . . . .         (462)          (387)
Equity in earnings of Iao Partners. . . . . . .           21             30
Interest expense - net. . . . . . . . . . . . .          (60)           (15)
Other income (expense) - net. . . . . . . . . .          108            (42)
                                                     -------        -------
  Loss before income tax benefit. . . . . . . .         (393)          (414)
Income tax benefit. . . . . . . . . . . . . . .         (153)          (149)
                                                     -------        -------
  Net loss. . . . . . . . . . . . . . . . . . .       $ (240)        $ (265)
                                                     -------        -------
                                                     -------        -------
Loss per common share . . . . . . . . . . . . .       $(0.03)        $(0.03)
                                                     -------        -------
                                                     -------        -------
Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . .        8,332          8,332
                                                     -------        -------
                                                     -------        -------


   The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.
                                BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                          June 30,    March 31,
                                                            1997        1997
                                                         ----------- ----------
                                                         (unaudited)
                       ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .    $   627     $   147
Mortgage notes receivable. . . . . . . . . . . . . . .        659         794
Real estate developments . . . . . . . . . . . . . . .     36,797      34,230
Investment in Iao Partners, net of deferred land gain.      3,407       3,347
Property and equipment - net . . . . . . . . . . . . .        156         172
Income taxes receivable. . . . . . . . . . . . . . . .        995         856
Other assets . . . . . . . . . . . . . . . . . . . . .        386         379
                                                         ----------- ----------
  Total assets . . . . . . . . . . . . . . . . . . . .    $43,027     $39,925
                                                         ----------- ----------
                                                         ----------- ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to banks . . . . . . . . . . . . . . . .    $26,774     $24,939
Accounts payable . . . . . . . . . . . . . . . . . . .      1,944         469
Accrued expenses . . . . . . . . . . . . . . . . . . .      3,848       3,821
Deferred income taxes. . . . . . . . . . . . . . . . .      1,747       1,761
Other liabilities. . . . . . . . . . . . . . . . . . .        238         219
                                                         ----------- ----------
  Total liabilities. . . . . . . . . . . . . . . . . .     34,551      31,209
                                                         ----------- ----------

Commitments and contingencies
Stockholders' equity
  Class A Common Stock, $.01 par value, one vote
  per share, 3,392,089 shares issued and outstanding
  at June 30, 1997 and 3,087,200 shares issued and
  outstanding at March 31, 1997  . . . . . . . . . . .         34          31

  Class B Common Stock, $.01 par value, three votes
  per share, 4,943,911 shares issued and outstanding
  at June 30, 1997 and 5,248,800 shares issued and
  outstanding at March 31, 1997  . . . . . . . . . . .         50          53

  Additional paid-in capital . . . . . . . . . . . . .     27,370      27,370

  Retained deficit . . . . . . . . . . . . . . . . . .    (18,954)    (18,714)

  Treasury stock, at cost, 4,335 shares  . . . . . . .        (24)        (24)
                                                         ----------- ----------
  Total stockholders' equity . . . . . . . . . . . . .      8,476       8,716
                                                         ----------- ----------
  Total liabilities and stockholders' equity . . . . .    $43,027     $39,925
                                                         ----------- ----------
                                                         ----------- ----------


   The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.
                            STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               Quarters Ended
                                                              ------------------
                                                              June 30,  June 30,
                                                                1997      1996
                                                              --------  --------
Operating activities
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .  $ (240)  $  (265)
 Adjustments to net loss
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .      19        15
  Deferred income taxes  . . . . . . . . . . . . . . . . . .     (14)     (149)
  Equity in earnings of Iao Partners . . . . . . . . . . . .     (21)      (30)
  Amortization of deferred land gain . . . . . . . . . . . .     (39)      (76)
 Changes in operating assets and liabilities
  Mortgage notes receivable  . . . . . . . . . . . . . . . .     135       336
  Real estate developments . . . . . . . . . . . . . . . . .  (2,567)     (994)
  Income taxes receivable  . . . . . . . . . . . . . . . . .    (139)       --
  Other assets . . . . . . . . . . . . . . . . . . . . . . .      (7)      (28)
  Accounts payable . . . . . . . . . . . . . . . . . . . . .   1,475       708
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .      27       172
  Other liabilities  . . . . . . . . . . . . . . . . . . . .      19       (87)
                                                              -------   -------
   Cash flow used in operating activities. . . . . . . . . .  (1,352)     (398)
                                                              -------   -------
Investing activities
  Capital expenditures . . . . . . . . . . . . . . . . . . .      (3)      (27)
                                                              -------   -------
   Cash flow used in investing activities. . . . . . . . . .      (3)      (27)
                                                              -------   -------
Financing activities
  Loan proceeds  . . . . . . . . . . . . . . . . . . . . . .   2,418     1,126
  Loan payments  . . . . . . . . . . . . . . . . . . . . . .    (583)   (2,257)
                                                              -------   -------
   Cash flow provided by (used in) financing activities. . .   1,835    (1,131)
                                                              -------   -------
Increase (decrease) in cash and cash equivalents . . . . . .     480    (1,556)
Cash and cash equivalents at beginning of period . . . . . .     147     3,080
                                                              -------   -------
Cash and cash equivalents at end of period.  . . . . . . . .  $  627   $ 1,524
                                                              -------   -------
                                                              -------   -------


   The accompanying notes are an integral part of the financial statements.

                            C. BREWER HOMES, INC.

                        NOTES OF FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of June 30, 1997, and its results of operations and cash flows for the quarters ended June 30, 1997 and June 30, 1996. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  LOSS PER COMMON SHARE

    Loss per common share is computed using the weighted average number of common shares outstanding during the period.

3.  CASH DIVIDENDS

    The Company did not pay cash dividends on its common stock during the quarters ended June 30, 1997 and June 30, 1996.

4.  INVESTMENT IN IAO PARTNERS

    Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                      Quarters Ended
                                               -----------------------------
                                               June 30, 1997   June 30, 1996
                                               -------------   -------------
    Statements of Income
     Sales of residential real estate               $603           $1,353
     Cost of residential real estate sold            598            1,304
                                                    ----           ------
      Gross profit                                     5               49
     Interest income                                  54               13
     General and administrative expenses              (4)              (2)
                                                    ----           ------
      Pre-tax income                                $ 55           $   60
                                                    ----           ------
                                                    ----           ------

5.  NOTES PAYABLE

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement, collectively referred to as the "Revolving Loan Agreements") with the Bank of Hawaii and City Bank (the "Lenders") which provided for a maximum outstanding balance of $35 million and which were scheduled to expire in September 1998. On September 5, 1996, the Company entered into two modification agreements (the "First Loan Modification Agreements") with the Lenders which amended the terms and conditions of the Revolving Loan Agreements to allow advances not to exceed an aggregate of $4 million for working capital purposes. All advances made under the First Loan Modification Agreements for working capital purposes together with all accrued and unpaid interest were due and payable in full on April 30, 1997. The First Loan Modification Agreements also required the Company to remit to the Lenders 100% of the net proceeds from the sale of each home at the Company's Kehalani project. Pursuant to the First Loan Modification Agreements, and in addition to the collateral already held by the Lenders, C. Brewer and Company, Limited ("CBCL") delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. The Company's obligation to repay any amounts paid by CBCL under such guaranty was secured by a first mortgage lien in favor of CBCL on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    On July 25, 1997, the Company and the Lenders entered into an agreement to consolidate and restructure the Revolving Loan Agreements, as modified by the First Loan Modification Agreements (the "Master Facility Agreement"). The Master Facility Agreement provides for a maximum outstanding principal balance of approximately $31.4 million and includes: (i) four individual commercial mortgage loans in the aggregate amount of approximately $21.4 million with per annum interest rates ranging from the Bank of Hawaii base rate (the "Base Rate") plus 1% to the Base Rate plus 2%, (ii) a revolving line of credit for borrowing up to $6 million for working capital purposes with a per annum interest rate at the Base Rate plus .5% (the "Working Capital Line of Credit"), and (iii) a revolving line of credit for borrowing of up to $4 million for home construction at the Company's Kaimana and Halemalu projects with a per annum interest rate at the Base Rate plus 1%. The outstanding principal balance under the Master Facility Agreement together with all accrued and unpaid interest shall be due and payable in full on May 31, 1998.

    Pursuant to the terms of the Master Facility Agreement, and in addition to a first mortgage lien already held by the Lenders on the Company's Kehalani property on the island of Maui, the Company executed in favor of the Lenders a first mortgage on its Puueo I and Puueo II properties on the island of Hawaii. In addition, CBCL delivered a guaranty for payment of the Working Capital Line of Credit. The Company's obligations to repay any amounts paid by CBCL under such guaranty is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property.

    The Company believes that entering into the Master Facility Agreement and amending the terms and conditions of its existing revolving loan facilities was necessary to enable the Company to meet its working capital requirements through the end of fiscal year 1998. The Company is also seeking to generate additional funds through sales of certain of its land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is continuing its ongoing efforts to obtain such long-term financing. No assurance can be given that the Company will be able to obtain such financing or that any available financing will be on terms acceptable to the Company. Failure to obtain such long-term financing would have a material adverse effect on the Company's business.

6.  RECLASSIFICATION

    Certain prior year's amounts have been reclassified to conform to the June 30, 1997 presentation.

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

    In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the partnership. As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through June 30, 1997, the Company has recognized approximately $6.6 million of the deferred income from this sale. At June 30, 1997, the Company had deferred income of approximately $1.0 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

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

RESULTS OF OPERATIONS

PROPERTY SALES. The Company's revenue from property sales for the quarter ended June 30, 1997 was $624,000 compared to $2.4 million for the quarter ended June 30, 1996. At Kehalani, the Company closed three home sales at an average price of $193,000 during the first quarter of fiscal year 1998, compared to ten homes sales closed at an average price of $233,000 during the first quarter of fiscal year 1997.

COST OF PROPERTY SALES. Cost of property sales for the first quarter of fiscal year 1998 was $613,000 compared to $2.1 million in the first quarter of fiscal year 1997. The decrease in cost of property sales in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 was attributable to decreased home sales closings.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. General and administrative expenses for the first quarter of fiscal year 1998 were $473,000 compared to $744,000 in the first quarter of fiscal year 1997. This decrease was primarily the result of reduced payroll and office rent expenses.

EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $21,000 in the first quarter of fiscal year 1998 as compared to $30,000 in the first quarter of fiscal year 1997. This represents the Company's share of income from the closing of five units at the Iao Parkside project in the first quarter of fiscal year 1998 compared to ten units closed in the first quarter of fiscal year 1997.

INTEREST EXPENSE - NET. Interest expense -- net consists of interest earned from temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense -- net in the first quarter of fiscal year 1998 was $60,000 compared to $15,000 in the previous fiscal year's first quarter. Interest expense -- net was higher in the first quarter of fiscal year 1998 as compared to the first quarter of fiscal year 1997 primarily due to lower cash balances which resulted in reduced interest income and less interest being capitalized to real estate developments.

OTHER INCOME (EXPENSE) - NET. Other income (expense) -- net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other income -- net in the first quarter of fiscal year 1998 was $108,000 compared to other expense -- net $42,000 in the first quarter of fiscal year 1997. The increase of $150,000 in other income -- net in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 was principally attributable to sales commission earned from a certain land sale made by a CBCL subsidiary.

DEFERRED REVENUE AND BACKLOG

    The Company deferred 50% of the revenue from the land sold to SHI for its Iao Parkside joint venture project. As of June 30, 1997, the Company had a total of $1.2 million in deferred revenue that will be recognized as the homes in this project are sold.

    At June 30, 1997 the Company's backlog consisted of 51 homes with an aggregate sales value of $9.9 million. At Kehalani, 41 homes were in backlog with a total sales value of $8.5 million. At Iao

Parkside, ten homes with an aggregate sales value of $1.4 million were in
backlog.   The backlog at Iao Parkside represents 100% of the joint venture's sales contracts. The financial results of this joint venture partnership are not consolidated into the Company's results, but rather are accounted for by the equity method. Accordingly, the Company will not recognize 100% of the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership. Sales contracts included in backlog are typically subject to cancellation by the purchaser under specified circumstances such as failure to obtain financing. As a result, no assurance can be given that the homes which presently comprise backlog will result in actual closings nor can assurance be given as to when such closings may occur. In addition, the Company believes that home sales rates at its Kehalani project on the island of Maui continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a continuing weakness in the Hawaiian economy.

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

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement, collectively referred to as the "Revolving Loan Agreements") with the Bank of Hawaii and City Bank (the "Lenders") which provided for a maximum outstanding balance of $35 million and which were scheduled to expire in September 1998. On September 5, 1996, the Company entered into two modification agreements (the "First Loan Modification Agreements") with the Lenders which amended the terms and conditions of the Revolving Loan Agreements to allow advances not to exceed an aggregate of $4 million for working capital purposes. All advances made under the First Loan Modification Agreements for working capital purposes together with all accrued and unpaid interest were due and payable in full on April 30, 1997. The First Loan Modification Agreements also required the Company to remit to the Lenders 100% of the net proceeds from the sale of each home at the Company's Kehalani project. Pursuant to the First Loan Modification Agreements, and in addition to the collateral already held by the Lenders, C. Brewer and Company, Limited ("CBCL") delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. The Company's obligation to repay any amounts paid by CBCL under such guaranty was secured by a first mortgage lien in favor of CBCL on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    On July 25, 1997, the Company and the Lenders entered into an agreement to consolidate and restructure the Revolving Loan Agreements, as modified by the First Loan Modification Agreements (the "Master Facility Agreement").
The Master Facility Agreement provides for a maximum outstanding principal balance of approximately $31.4 million and includes: (i) four individual commercial mortgage loans in the aggregate amount of approximately $21.4 million with per annum interest rates ranging from the Bank of Hawaii base rate (the "Base Rate") plus 1% to the Base Rate plus 2%, (ii) a revolving line of credit for borrowing up to $6 million for working capital purposes with a per annum interest rate at the Base Rate plus
 .5% (the "Working Capital Line of Credit"), and (iii) a revolving line of credit for borrowing of up to $4 million for home construction at the Company's Kaimana and Halemalu projects with a per annum interest rate at the Base Rate plus 1%. The outstanding principal balance under the Master Facility Agreement together with all accrued and unpaid interest shall be due and payable in full on May 31, 1998.

    Pursuant to the terms of the Master Facility Agreement, and in addition to a first mortgage lien already held by the Lenders on the Company's Kehalani property on the island of Maui, the Company executed in favor of the Lenders a first mortgage on its Puueo I and Puueo II properties on the island of Hawaii. In addition, CBCL delivered a guaranty for payment of the Working Capital Line of Credit. The Company's obligations to repay any amounts paid by CBCL under such guaranty is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property.

    The Company believes that entering into the Master Facility Agreement and amending the terms and conditions of its existing revolving loan facilities was necessary to enable the Company to meet its working capital requirements through the end of fiscal year 1998. The Company is also seeking to generate additional funds through sales of certain of its land parcels. Moreover, the Company anticipates that it will require additional long-term financing to further develop its projects. The Company is continuing its ongoing efforts to obtain such long-term financing. No assurance can be given that the Company will be able to obtain such financing or that any available financing will be on terms acceptable to the Company. Failure to obtain such long-term financing would have a material adverse effect on the Company's business.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE which is required to be implemented for financial statements for periods after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not anticipate that the adoption of SFAS No. 128 will have a material effect on its earnings (loss) per common share.

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, the provisions of which are effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The future adoption of this pronouncement is not expected to have a material effect on the Company's presentation of its results of operation.

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the provisions of which are effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its financial statement disclosures.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

    In addition to other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

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

    Although the Company has been holding, entitling, developing, marketing and selling land for over 20 years, it has only been building homes since late 1993 and, to date, has closed a total of 566 home sales. As a result, the Company is subject to the risks inherent in establishing a new line of business. Because the Company has only recently commenced homebuilding operations, the Company's historical financial performance is not necessarily a meaningful indicator of future results. For example, the Company's cost of property sales as a percentage of property sales has increased substantially and therefore its gross margin has declined as compared to periods prior to the commencement of homebuilding activities.

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

    The rate of new home sales in fiscal year 1997 was higher than the rate of new home sales experienced in fiscal year 1996, which the Company believes to be the result of substantially reduced home sales prices. If new home sales rates continue at their current levels or decline, the Company's financial results will be adversely affected. In response to current market conditions, the Company has provided, and may provide in the future, certain sales incentives to encourage buyer interest. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future.

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

                              C. BREWER HOMES, INC.

                           PART II.  OTHER INFORMATION



ITEMS 1. - THROUGH 5.  Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

EXHIBIT
NUMBER                               DOCUMENT DESCRIPTION

  3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
  3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 10-K dated June 30, 1997.)
  4.1 Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
         No. 33-68924.)
  4.2 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
  4.3    Section 1 of Bylaws of Registrant. See Exhibit 3.2
  4.4 Amended and Restated Declaration of Registration Rights. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-3, Registration Statement
         No. 33-88310.)
 10.1    Form of Indemnification Agreement. (Incorporated by reference to
         Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.)
 10.2    1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to
         Exhibit 99.1 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.3 Form of Automatic Option Grant Agreement. (Incorporated by reference to Exhibit 10.3 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.4 Form of Employee Benefits Allocation Agreement. (Incorporated by reference to Exhibit 10.4 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
         No. 33-68924.)
 10.5 C. Brewer and Company, Limited Pension Plan for Salaried, Non-Bargaining Unit Employees and Hilo Coast Processing Company Pension Plan for Salaried, Non-Bargaining Unit Employees (Defined Benefit
         Plan). (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.6 C. Brewer Homes, Inc. Performance Incentive Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
         No. 33-68924.)
 10.7    Form of Intercompany Agreement. (Incorporated by reference to Exhibit
         10.7 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.8    Form of Asset Exchange Agreement. (Incorporated by reference to Exhibit
         10.8 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.9 Form of Option/Right of First Refusal Agreement. (Incorporated by reference to Exhibit 10.9 of the Registrant's registration statement under the Securities Act on Form S-1, Registration

         Statement No. 33-68924.)

 10.10 Form of Development and Management Services Agreement. (Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.12 Manager's Revocable License (Lease) of premises located at 90 Waiko Road, Maui, Hawaii dated February 8, 1993. (Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.13 Central Maui Source Development Agreement dated July 28, 1975. (Incorporated by reference to Exhibit 10.13 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.14 Partnership Agreement between the Registrant and Schuler Homes, Inc. dated as of October 15, 1992. (Incorporated by reference to Exhibit
         10.14 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.17 Memorandum of Agreement among the Registrant, Schuler Homes, Inc. and Maui County dated June 11, 1992. (Incorporated by reference to Exhibit
         10.17 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.23 Sublease of premises located at 888 Kalanianaole Avenue, Hilo, Hawaii, dated as of October 1, 1993. (Incorporated by reference to Exhibit
         10.23 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.32 Form of Notice of Grant to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to
         Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.33 Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.34 Addendum to Stock Option Agreement (Financial Assistance). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.35 Addendum to Stock Option Agreement (Limited Stock Appreciation Right). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.36 Addendum of Stock Option Agreement (Special Tax Elections). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.37 Form of Stock Issuance Agreement to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement
         No. 3-75230.)
 10.39 Commercial Lease and Deposit Receipt dated as of January 18, 1995 between George Hotniansky, et al. and the Registrant. (Incorporated by reference to Exhibit 10.39 of the Registrant's registration statement on Form 10-K dated June 28, 1995.)
 10.40 Revolving Loan Agreement (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.41 Revolving Loan Agreement (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.42 Form of Revolving Note (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.43 Form of Revolving Note (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.44 First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of

         Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.45 UCC-1 Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.46   Hazardous Materials Indemnity Agreement between the Registrant and
         Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.47 Form of Agreement between Registrant and Fletcher Pacific Construction Co., Ltd. dated as of May 30, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.48 First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.49 First Loan Modification Agreement (Building Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.49 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.50   Amendment to First Mortgage, Security Agreement and Financing
         Statement between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.50 of the Registrant's Quarterly Report on Form 10-Q dated November 4, 1996.)
 10.51 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.51 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.52 Corporate Resolution Re: Guaranty to Bank of Hawaii from Board of Directors of C. Brewer and Company, Limited dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.53 Agreement to Guaranty between the Registrant and C. Brewer and Company, Limited dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.54 Release and Separation Agreement, dated January 15, 1997, between the Company and B.G. Moynahan. (Incorporated by reference to Exhibit 10.54 of the Registrant's Current Report on Form 8-K dated January 31, 1997.)
 10.55 Consultant Agreement, dated January 16, 1997, between the Company and B.G. Moynahan. (Incorporated by reference to Exhibit 10.55 of the Registrant's Current Report on Form 8-K dated January 31, 1997.)
 10.56 Letter dated January 7, 1997 from the Company to Seth A. Bakes regarding terms of employment. (Incorporated by reference to Exhibit
         10.56 of the Registrant's Current Report on Form 10-K/A dated June 30, 1997.)
 10.57 Letter dated January 16, 1997 from Seth A. Bakes to the Company regarding terms of employment. Incorporated by reference to Exhibit
         10.57 of the Registrant's Current Report on Form 10-K/A dated June 30, 1997.)
*10.58 Master Facility Agreement (Consolidated and Restructured) between the Registrant and Bank of Hawaii dated as of July 25, 1997.
*10.59 Second Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of July 25, 1997.
*10.60 Hazardous Materials Indemnity Agreement and Amendment between the Registrant and Bank of Hawaii dated as of July 25, 1997.
*10.61 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of July 25, 1997.

 *11.1   Statement Regarding Computation of Earnings (Loss) Per Common Share.
 *27.1   Financial Data Schedule

*  Filed herewith


(b)   No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                             C. BREWER HOMES, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                C. BREWER HOMES, INC.
                                     (Registrant)

Date: August  14, 1997          By   /s/ Edward T. Foley
                                   -------------------------------
                                     EDWARD T. FOLEY
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

                             C. BREWER HOMES, INC.

                                 EXHIBIT INDEX


Exhibit No.    Description
--------------------------------------------------------------------------------

10.58 Master Facility Agreement (Consolidated and Restructured) between the Registrant and Bank of Hawaii dated as of July 25, 1997.
10.59 Second Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of July 25, 1997.
10.60 Hazardous Materials Indemnity Agreement and Amendment between the Registrant and Bank of Hawaii dated as of July 25, 1997.
10.61 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of July 25, 1997.
11.1           Statement Regarding Computation of Earnings (Loss) Per Common
               Share.
27.1           Financial Data Schedule