Form 10-Q
period 1997-09-30
BREWER C HOMES INC
filed 1997-11-14
CIK 912153

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                          -------------------
                                FORM 10-Q
                          -------------------


 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                    OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from           to
                                                  -----------   ----------

                       COMMISSION FILE NUMBER  0-22948

                             C. BREWER HOMES, INC.
           (Exact name of registrant as specified in its charter)

               DELAWARE                              99-0145055
   (State or other jurisdiction of       (I.R.S. employer identification no.)
   incorporation or organization)


                             255-A EAST WAIKO ROAD
                             WAILUKU, HAWAII  96793
            (Address of principal executive offices) (Zip code)

                                 (808) 242-6833
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days. Yes  X      No
                                                  ------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                                                       November 10, 1997
                                                       -----------------
Class A Common Stock (par value $.01 per share)        3,492,847 shares
Class B Common Stock (par value $.01 per share)        4,843,153 shares

                        C. BREWER HOMES, INC.

                                INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      -------
PART I.        FINANCIAL INFORMATION

  Item 1.   Financial Statements

     Statements of Income (Loss) - Quarters and Half Years
     Ended September 30, 1997 and September 30, 1996......................3

     Balance Sheets - September 30, 1997 and March 31, 1997...............4

     Statements of Cash Flow - Half Years
     Ended September 30, 1997 and September 30, 1996......................5

     Notes to Financial Statements........................................6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................8

PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K.............................18

     Signature...........................................................21

                            C. BREWER HOMES, INC.
                         STATEMENTS OF INCOME (LOSS)
                (IN THOUSANDS, EXCEPT LOSS PER COMMON SHARE)
                                 (UNAUDITED)


                                          Quarters Ended              Half Years Ended
                                    ----------------------------  ----------------------------
                                    September 30,  September 30,  September 30,  September 30,
                                         1997         1996           1997             1996
                                    -------------  -------------  -------------  -------------
Property sales....................      $ 6,111       $ 5,321       $ 6,735       $ 7,744
Cost of property sales............        5,652         4,787         6,265         6,853
                                    -------------  -------------  -------------  -------------
   Gross margin...................          459           534           470           891
General and administrative
expenses..........................          531           636         1,004         1,380
                                    -------------  -------------  -------------  -------------
   Operating loss.................          (72)         (102)         (534)         (489)
Equity in earnings of Iao
Partners..........................           26            36            47            66
Interest expense - net............          (74)           (6)         (134)          (21)
Other income (expense) - net......          (34)          (57)           74           (99)
                                    -------------  -------------  -------------  -------------
   Loss before income tax benefit.         (154)         (129)         (547)         (543)
Income tax benefit................          (60)          (47)         (213)         (196)
                                    -------------  -------------  -------------  -------------
   Net loss.......................       $  (94)        $ (82)       $ (334)       $ (347)
                                    -------------  -------------  -------------  -------------
                                    -------------  -------------  -------------  -------------
Loss per common share.............       $(0.01)       $(0.01)       $(0.04)       $(0.04)
                                    -------------  -------------  -------------  -------------
                                    -------------  -------------  -------------  -------------
Weighted average number of common
shares outstanding................        8,332         8,332         8,332         8,332
                                    -------------  -------------  -------------  -------------
                                    -------------  -------------  -------------  -------------

      The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                          September 30,    March 31,
                                                              1997           1997
                                                          -------------   ------------
                                                           (unaudited)
                          ASSETS
Cash and cash equivalents...............................     $    184       $    147
Mortgage notes receivable...............................          672            794
Real estate developments................................       35,227         34,230
Investment in Iao Partners, net of deferred land gain...        3,531          3,347
Property and equipment - net............................          138            172
Income taxes receivable.................................        1,070            856
Other assets............................................          554            379
                                                          -------------   ------------
    Total assets........................................     $ 41,376       $ 39,925
                                                          -------------   ------------
                                                          -------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to banks..................................     $ 26,010       $ 24,939
Accounts payable........................................        1,218            469
Accrued expenses........................................        3,790          3,821
Deferred income taxes...................................        1,761          1,761
Other liabilities.......................................          215            219
                                                          -------------   ------------
    Total liabilities...................................       32,994         31,209
                                                          -------------   ------------
Commitments and contingencies
Stockholders' equity
    Class A Common Stock, $.01 par value, one vote per
    share, 3,403,928 shares issued and outstanding at
    September 30, 1997 and 3,087,200 shares issued and
    outstanding at March 31, 1997........................          34             31

    Class B Common Stock, $.01 par value, three votes
    per share, 4,932,072 shares issued and outstanding
    at September 30, 1997 and 5,248,800 shares issued
    and outstanding at March 31, 1997....................          50             53

    Additional paid-in capital...........................      27,370         27,370
    Retained deficit.....................................     (19,048 )      (18,714)
    Treasury stock, at cost, 4,335 shares................         (24)           (24)
                                                          -------------   ------------
Total stockholders' equity...............................       8,382          8,716
                                                          -------------   ------------
Total liabilities and stockholders' equity...............    $ 41,376       $ 39,925
                                                          -------------   ------------
                                                          -------------   ------------

       The accompanying notes are an integral part of the financial statements.

                                C. BREWER HOMES, INC.
                               STATEMENTS OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                                                Half Years Ended
                                                                           ---------------------------
                                                                           September 30, September 30,
                                                                                1997          1996
                                                                           ------------- -------------
Operating activities
    Net loss..............................................................   $  (334)       $  (347)
    Adjustments to net loss
        Depreciation......................................................        38             32
        Deferred income taxes.............................................        --            196
        Equity in earnings of Iao Partners................................       (47)           (66)
        Amortization of deferred land gain................................      (137)          (152)
    Changes in operating assets and liabilities
        Mortgage notes receivable.........................................       122            318
        Real estate developments..........................................      (997)          (217)
        Income taxes receivable...........................................      (214)          (394)
        Other assets......................................................      (175)           (75)
        Accounts payable..................................................       749            392
        Accrued expenses..................................................       (31)           184
        Other liabilities.................................................        (4)           (65)
                                                                           ------------- -------------
            Cash flow used in operating activities........................    (1,030)          (194)
                                                                           ------------- -------------
Investing activities
        Capital expenditures..............................................        (4)           (34)
                                                                           ------------- -------------
            Cash flow used in investing activities........................        (4)           (34)
                                                                           ------------- -------------
Financing activities
        Loan proceeds.....................................................     7,312          4,565
        Loan payments.....................................................    (6,241)        (7,296)
                                                                           ------------- -------------
            Cash flow provided by (used in) financing activities..........     1,071         (2,731)
                                                                           ------------- -------------
Increase (decrease) in cash and cash equivalents..........................        37         (2,959)
Cash and cash equivalents at beginning of period..........................       147          3,080
                                                                           ------------- -------------
Cash and cash equivalents at end of period................................   $   184        $   121
                                                                           ------------- -------------
                                                                           ------------- -------------

       The accompanying notes are an integral part of the financial statements.

                                C. BREWER HOMES, INC.

                            NOTES OF FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 1997, and its results of operations and cash flows for the periods ended September 30, 1997 and September 30, 1996. The results of operations for the quarter and half year ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  LOSS PER COMMON SHARE

    Loss per common share is computed using the weighted average number of common shares outstanding during the period.

3.  CASH DIVIDENDS

    The Company did not pay cash dividends on its common stock during the quarters ended September 30, 1997 and September 30, 1996.

4.  INVESTMENT IN IAO PARTNERS

    Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                         Quarters Ended                Half Years Ended
                                                   ---------------------------    ---------------------------
                                                   September 30, September 30,    September 30,  September 30,
                                                        1997         1996             1997           1996
                                                   ------------- -------------    -------------  ------------
   Sales of residential real estate...............    $   1,697   $   1,293          $   2,300    $  2,646
   Cost of residential real estate sold...........        1,661       1,241              2,259       2,545
                                                   ------------- -------------    -------------  ------------
     Gross profit.................................           36          52                 41         101
   Interest income................................           54          24                108          37
   General and administrative expenses............           (4)         (3)                (8)         (5)
                                                   ------------- -------------    -------------  ------------
     Income before taxes..........................     $     86    $     73          $     141    $    133
                                                   ------------- -------------    -------------  ------------
                                                   ------------- -------------    -------------  ------------

5.  NOTES PAYABLE

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement, collectively referred to as the "Revolving Loan Agreements") with the Bank of Hawaii and City Bank (the "Lenders") which provided for a maximum outstanding balance of $35 million and which were scheduled to expire in September 1998. On September 5, 1996, the Company entered into two modification agreements (the "First Loan Modification Agreements") with the Lenders which amended the terms and conditions of the Revolving Loan Agreements to allow advances not to exceed an aggregate of $4 million for working capital purposes. All advances made under the First Loan Modification Agreements for working capital purposes together with all accrued and unpaid interest were due and payable in full on April 30, 1997. The

First Loan Modification Agreements also required the Company to remit to the Lenders 100% of the net proceeds from the sale of each home at the Company's Kehalani project. Pursuant to the First Loan Modification 0Agreements, and in addition to the collateral already held by the Lenders, C. Brewer and Company, Limited ("CBCL") delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. The Company's obligation to repay any amounts paid by CBCL under such guaranty was secured by a first mortgage lien in favor of CBCL on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    On July 25, 1997, the Company and the Lenders entered into an agreement to consolidate and restructure the Revolving Loan Agreements, as modified by the First Loan Modification Agreements (the "Master Facility Agreement"). The Master Facility Agreement provides for a maximum outstanding principal balance of approximately $31.4 million and includes: (i) four individual commercial mortgage loans in the aggregate amount of approximately $21.4 million with per annum interest rates ranging from the Bank of Hawaii's base rate (the "Base Rate") plus 1% to the Base Rate plus 2%, (ii) a revolving line of credit for borrowing up to $6 million for working capital purposes with a per annum interest rate at the Base Rate plus .5% (the "Working Capital Line of Credit"), and (iii) a revolving line of credit for borrowing of up to $4 million for home construction at the Company's Kaimana and Halemalu projects with a per annum interest rate at the Base Rate plus 1%. The outstanding principal balance under the Master Facility Agreement together with all accrued and unpaid interest shall be due and payable in full on May 31, 1998.

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

6.  RECLASSIFICATION

    Certain prior year's amounts have been reclassified to conform to the September 30, 1997 presentation.

7.  OTHER EVENTS

    On November 6, 1997, C. Brewer Homes, Inc. entered into an agreement in principle for a business combination between it and Mauna Loa Macadamia Partners, L.P. ("Mauna Loa"), subject to execution of a final merger agreement, approval of the transaction by the Company's shareholders and the limited partners of Mauna Loa, and other normal closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks associated with the Company's proposed business combination with Mauna Loa (ii) variability in quarterly operating results, (iii) risks associated with the concentration of the Company's business in Hawaii, (iv) risks associated with the lack of adequate public infrastructure in Hawaii, (v) risks associated with the long-term nature of planned residential projects, high capital investment and carrying costs, (vi) risks associated with the entitlement process for development of property in Hawaii, (vii) risk of natural disasters, (viii) risks associated with the recent commencement of homebuilding activities, (ix) risks associated with the homebuilding industry, (x) the rate of new home sales,
(xi) effects of interest rate increases and the availability of mortgage financing, (xii) risks associated with environmental and conservation matters, (xiii) increased land acquisition costs, (xiv) risks associated with competition, (xv) restrictions on land use and development, (xvi) reduced availability of homeowners' insurance in Hawaii, (xvii) risks associated with the inability to obtain policies of insurance assuring the Company of good and marketable title to certain parcels of land, (xviii) risks associated with obtaining performance, maintenance and other bonds, (xix) effects of increases in unemployment in Hawaii (xx) risks associated with operating as a general contractor, and (xxi) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

    In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the partnership. As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through September 30, 1997, the Company has recognized approximately $6.7 million of the deferred income from this sale. At September 30, 1997, the Company had deferred income of approximately $.9 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

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

RESULTS OF OPERATIONS

PROPERTY SALES. The Company's revenue from property sales for the quarter ended September 30, 1997 was $6.1 million compared to $5.3 million for the quarter ended September 30, 1996. At Kehalani, the Company closed 27 home sales at an average price of $208,000 during the second quarter of fiscal year 1998, compared to 24 home sales closed at an average price of $219,000 during the second quarter of fiscal year 1997. In addition, the Company sold two lots in the second quarter of fiscal year 1998 at its Kalihiwai Ridge II Project on the island of Kauai compared to no such sales in the second quarter of fiscal year 1997.

Property sales for the half year ended September 30, 1997 decreased to $6.7 million from $7.7 million for the half year ended September 30, 1996. During the first half of fiscal year 1998, the Company closed 30 single-family home sales at Kehalani at an average price of $208,000 compared to 34 home sales closings at an average price of $223,000 in the first half of fiscal 1997.
In the first half of both fiscal years 1998 and 1997, the Company recognized $200,000 in revenue related to the deferred gain on the Iao land sale to SHI.

COST OF PROPERTY SALES. Cost of property sales for the second quarter of fiscal year 1998 was $5.7 million compared to $4.8 million in the second quarter of fiscal year 1997. The increase in cost of property sales in the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997 was attributable to increased home sales closings.

Cost of property sales for the half year ended September 30, 1997 was $6.3 million compared to $6.9 million for the half year ended September 30, 1996. This increase was primarily the result of reduced property sales in the first half of fiscal year 1998 compared to the same period of last fiscal year. In addition, cost of property sales as a percentage of property sales was 93% for the first half of fiscal year 1998 compared to 89% for the first half of fiscal year 1997. This increase was principally due to the decrease in the average sales price of homes closed in the first half of fiscal year 1998 compared to the first half of fiscal year 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. General and administrative expenses for the second quarter of fiscal year 1998 were $531,000 compared to $636,000 in the second quarter of fiscal year 1997. This decrease was primarily the result of reduced payroll and office rent expenses.

General and administrative expenses for the first half of fiscal year 1998 were $1.0 million, as compared to $1.4 million incurred in the similar period of fiscal year 1997. This decrease was primarily the result of lower salary and related costs in the first half of fiscal year 1998 as compared to the prior year's first half due to the continuing impact of the Company's workforce reduction program.

EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $26,000 in the second quarter of fiscal year 1998 as compared to $36,000 in the second quarter of fiscal year 1997. This represents the Company's share of income from the closing of 13 unit sales at the Iao Parkside project in the second quarter of fiscal year 1998 compared to ten unit sales closed in the second quarter of fiscal year 1997.

Equity in earnings of Iao Partners for the six months ended September 30, 1997 was $47,000 compared to $66,000 recorded in the same period of the prior year. The decrease in equity in earnings was primarily attributable to the decrease in the average sales price of homes closed in the first half of fiscal year 1998 compared to the first half of fiscal year 1997.

INTEREST EXPENSE - NET. Interest expense - net consists of interest earned from temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense - net in the second quarter of fiscal year 1998 was $74,000 compared to $6,000 in the previous fiscal year's second quarter. Interest expense - net was higher in the second quarter of fiscal year 1998 as compared to the second quarter of fiscal year 1997 primarily due to less interest being capitalized to real estate developments.

Interest expense - net for the first half of fiscal year 1998 was $134,000 compared to $21,000 for the first half of fiscal year 1997. Interest expense-net was higher for the first half of fiscal year 1998 compared to the first half of fiscal year 1997 principally because of a lower percentage of interest incurred being capitalized to active real estate projects.

OTHER INCOME (EXPENSE) - NET. Other income (expense) - net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other expense - net in the second quarter of fiscal year 1998 was $34,000 compared to other expense - net of $57,000 in the second quarter of fiscal year 1997. The decrease in other expense - net in the second quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 was primarily the result of reduced sales and marketing costs and lower miscellaneous project expenses.

Other income - net for the first half of fiscal year 1998 was $74,000 compared to other expense - net of $99,000 for the first half of fiscal year 1997. This increase was primarily attributable to the sales commission earned from a certain land sale made by a CBCL subsidiary.

DEFERRED REVENUE AND BACKLOG

    The Company deferred 50% of the revenue from the land sold to SHI for its Iao Parkside joint venture project. As of September 30, 1997, the Company had a total of $1.1 million in deferred revenue that will be recognized as the homes in this project are sold.

    At September 30, 1997 the Company's backlog consisted of 47 homes with an aggregate sales value of $9.5 million. At Kehalani, 44 homes were in backlog with a total sales value of $9.1 million. At Iao Parkside, three homes with
an aggregate sales value of $400,000 were in backlog.   The backlog at Iao
Parkside represents 100% of the joint venture's sales contracts. The financial results of this joint venture partnership are not consolidated into the Company's results, but rather are accounted for by the equity method. Accordingly, the Company will not recognize 100% of the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership. Sales contracts included in backlog are typically subject to cancellation by the purchaser under specified circumstances such as failure to obtain financing. As a result, no assurance can be given that the homes which presently comprise backlog will result in actual closings nor can assurance be given as to when such closings may occur. In addition, the Company believes that home sales rates at its Kehalani project on the island of Maui continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a continuing weakness in the Hawaiian economy.

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

    On July 25, 1997, the Company and the Lenders entered into an agreement to consolidate and restructure the Revolving Loan Agreements, as modified by the First Loan Modification Agreements (the "Master Facility Agreement"). The Master Facility Agreement provides for a maximum outstanding principal balance of approximately $31.4 million and includes: (i) four individual commercial mortgage loans in the aggregate amount of approximately $21.4 million with per annum interest rates ranging from the Bank of Hawaii's base rate (the "Base Rate") plus 1% to the Base Rate plus 2%, (ii) a revolving line of credit for borrowing up to $6 million for working capital purposes with a per annum interest rate at the Base Rate plus .5% (the "Working Capital Line of Credit"), and (iii) a revolving line of credit for borrowing of up to $4 million for home construction at the Company's Kaimana and Halemalu projects with a per annum interest rate at the Base Rate plus 1%. The outstanding principal balance under the Master Facility Agreement together with all accrued and unpaid interest shall be due and payable in full on May 31, 1998.

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

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial

Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which is required to be implemented for financial statements for periods after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not anticipate that the adoption of SFAS No. 128 will have a material effect on its earnings (loss) per common share.

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

    On November 6, 1997, C. Brewer Homes, Inc. entered into an agreement in principle for a business combination between it and Mauna Loa Macadamia Partners, L.P. ("Mauna Loa"), subject to execution of a final merger agreement, approval of the transaction by the Company's shareholders and the limited partners of Mauna Loa, and other normal closing conditions. Negotiating the terms of the proposed business combination may result in significant diversion of time by the Company's management from other matters. In addition, there can be no assurance that the business combination will be consummated on a timely basis, or at all. The failure to consummate the business combination could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the consummation of the business combination may result in the loss of key employees of the Company. In the event the business combination is consummated, the failure to successfully integrate the businesses, operations, and personnel of the Company and Mauna Loa could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Although the Company has been holding, entitling, developing, marketing and selling land for over 20 years, it has only been building homes since late 1993 and, to date, has closed a total of 606 home sales. As a result, the Company is subject to the risks inherent in establishing a new line of business. Because the Company has only recently commenced homebuilding operations, the Company's historical financial performance is not necessarily a meaningful indicator of future results. For example, the Company's cost of property sales as a percentage of property sales has increased substantially and therefore its gross margin has declined as compared to periods prior to the commencement of homebuilding activities.

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



ITEMS 1, 2, AND 3.  Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on August 29, 1997 at which the Company's stockholders voted: 1) to elect the following six directors: John W.A. Buyers, Seth A. Bakes, Clinton R. Churchill, David A. Heenan, Paul C.T. Loo and Kent T. Lucien; and 2) to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the fiscal year ending March 31, 1998.

    Holders of record of the Company's Class A Common Stock and Class B Common Stock as of the close of business on June 30, 1997 were entitled to vote at the Annual Meeting. As of that date, there were 3,392,089 shares of Class A Common Stock, one vote per share, and 4,943,911 shares of Class B Common Stock, three votes per share, (collectively, "Voting Stock") outstanding and entitled to vote at the meeting. There were present at the Annual Meeting, either in person or by proxy, holders of an aggregate of 6,116,682 shares of Voting Stock of the Company entitled to vote at the meeting, which constituted a quorum.

    Each nominated director was elected for a term of one year by over 64% of the Voting Stock. The following number of votes were cast for each nominee for director (there were no abstentions or broker non-votes):


                                 For             Against        Withheld
                           ------------------------------------------------
1.  John W.A. Buyers         11,724,944              0              0
2.  Seth A. Bakes            11,724,944              0              0
3.  Clinton R. Churchill     11,724,944              0              0
4.  David A. Heenan          11,724,944              0              0
5.  Paul C.T. Loo            11,724,944              0              0
6.  Kent T. Lucien           11,724,544              0              0

    In addition, over 64% of the Voting Stock elected to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants for the Company for the fiscal year ending March 31, 1998, with the number of votes cast as follows (there were 7,200 abstentions and no broker non-votes):

                 For            Against       Withheld
           ------------------------------------------------
              11,726,364         3,700            0


ITEM 5.  OTHER EVENTS

On November 6, 1997, C. Brewer Homes, Inc. entered into an agreement in principle for a business combination between it and Mauna Loa Macadamia Partners, L.P. ("Mauna Loa"), subject to execution of a final merger agreement, approval of the transaction by the Company's shareholders and the limited partners of Mauna Loa, and other normal closing conditions.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
-------                           ---------------------

 3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
 3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 10-K dated June 30, 1997.)
 4.1 Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 4.2 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
 4.3     Section 1 of Bylaws of Registrant. See Exhibit 3.2
 4.4 Amended and Restated Declaration of Registration Rights. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-3, Registration Statement No. 33-88310.)
 10.1    Form of Indemnification Agreement. (Incorporated by reference to
         Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.)
 10.2    1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to
         Exhibit 99.1 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.3 Form of Automatic Option Grant Agreement. (Incorporated by reference to Exhibit 10.3 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.4 Form of Employee Benefits Allocation Agreement. (Incorporated by reference to Exhibit 10.4 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.5 C. Brewer and Company, Limited Pension Plan for Salaried, Non-Bargaining Unit Employees and Hilo Coast Processing Company Pension Plan for Salaried, Non-Bargaining Unit Employees (Defined Benefit Plan). (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.6 C. Brewer Homes, Inc. Performance Incentive Plan. (Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.7    Form of Intercompany Agreement. (Incorporated by reference to Exhibit
         10.7 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.8    Form of Asset Exchange Agreement. (Incorporated by reference to
         Exhibit 10.8 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.9 Form of Option/Right of First Refusal Agreement. (Incorporated by reference to Exhibit 10.9 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.10 Form of Development and Management Services Agreement. (Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.12 Manager's Revocable License (Lease) of premises located at 90 Waiko Road, Maui, Hawaii dated February 8, 1993. (Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement under the Securities Act on Form S-1, Registration
         Statement No. 33-68924.)
 10.13 Central Maui Source Development Agreement dated July 28, 1975. (Incorporated by reference to Exhibit 10.13 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.14 Partnership Agreement between the Registrant and Schuler Homes, Inc. dated as of October 15, 1992. (Incorporated by reference to Exhibit
         10.14 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.17 Memorandum of Agreement among the Registrant, Schuler Homes, Inc. and Maui County dated June 11, 1992. (Incorporated by reference to Exhibit
         10.17 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.23 Sublease of premises located at 888 Kalanianaole Avenue, Hilo, Hawaii, dated as of October 1, 1993. (Incorporated by reference to Exhibit
         10.23 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
 10.32 Form of Notice of Grant to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to
         Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.33 Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.34 Addendum to Stock Option Agreement (Financial Assistance). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.35 Addendum to Stock Option Agreement (Limited Stock Appreciation Right). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.36 Addendum of Stock Option Agreement (Special Tax Elections). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
 10.37 Form of Stock Issuance Agreement to be generally used in connection with the 1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 3-75230.)
 10.39 Commercial Lease and Deposit Receipt dated as of January 18, 1995 between George Hotniansky, et al. and the Registrant. (Incorporated by reference to Exhibit 10.39 of the Registrant's registration statement on Form 10-K dated June 28, 1995.)
 10.40 Revolving Loan Agreement (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.41 Revolving Loan Agreement (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to
         Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.42 Form of Revolving Note (Infrastructure) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.43 Form of Revolving Note (Building) between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to
         Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.44 First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.45 UCC-1 Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit
         10.5 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.46 Hazardous Materials Indemnity Agreement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.47 Form of Agreement between Registrant and Fletcher Pacific Construction Co., Ltd. dated as of May 30, 1995. (Incorporated by reference to
         Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995.)
 10.48 First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.48 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.49 First Loan Modification Agreement (Building Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.49 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.50 Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.50 of the Registrant's Quarterly Report on Form 10-Q dated November 4, 1996.)
 10.51 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit
         10.51 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.52 Corporate Resolution Re: Guaranty to Bank of Hawaii from Board of Directors of C. Brewer and Company, Limited dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.52 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.53 Agreement to Guaranty between the Registrant and C. Brewer and Company, Limited dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on Form 10-Q dated November 14, 1996.)
 10.54 Release and Separation Agreement, dated January 15, 1997, between the Company and B.G. Moynahan. (Incorporated by reference to Exhibit 10.54 of the Registrant's Current Report on Form 8-K dated January 31, 1997.)
 10.55 Consultant Agreement, dated January 16, 1997, between the Company and B.G. Moynahan. (Incorporated by reference to Exhibit 10.55 of the Registrant's Current Report on Form 8-K dated January 31, 1997.)
 10.56 Letter dated January 7, 1997 from the Company to Seth A. Bakes regarding terms of employment. (Incorporated by reference to Exhibit
         10.56 of the Registrant's Annual Report on Form 10-K/A dated June 30, 1997.)
 10.57 Letter dated January 16, 1997 from Seth A. Bakes to the Company regarding terms of employment. (Incorporated by reference to Exhibit
         10.57 of the Registrant's Annual Report on Form 10-K/A dated June 30, 1997.)
 10.58 Master Facility Agreement (Consolidated and Restructured) between the Registrant and Bank of Hawaii dated as of July 25, 1997.(Incorporated by reference to Exhibit 10.58 of the Registrant's Quarterly Report on Form 10-Q dated August 14, 1997)
 10.59 Second Amendment to First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of July 25, 1997. (Incorporated by reference to Exhibit 10.59 of the Registrant's Quarterly Report on Form 10-Q dated August 14, 1997)
 10.60 Hazardous Materials Indemnity Agreement and Amendment between the Registrant and Bank of Hawaii dated as of July 25, 1997. (Incorporated by reference to Exhibit 10.60 of the Registrant's Quarterly Report on Form 10-Q dated August 14, 1997)
 10.61 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of July 25, 1997. (Incorporated by reference to Exhibit 10.61 of the Registrant's Quarterly Report on Form 10-Q dated August 14,
         1997)

 *11.1   Statement Regarding Computation of Earnings (Loss) Per Common Share.
 *27.1   Financial Data Schedule

*  Filed herewith
(b) Reports on Form 8-K

    On November 12, 1997 the Company filed a report on Form 8-K announcing a proposed business combination with Mauna Loa, and attaching a related letter, term sheet and press release as exhibits thereto.

                       C. BREWER HOMES, INC.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 C. BREWER HOMES, INC.
                                         (Registrant)

Date:    November  14, 1997    By   /s/ Edward T. Foley
                                    --------------------------------
                                    EDWARD T. FOLEY
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                            C. BREWER HOMES, INC.

                                EXHIBIT INDEX


Exhibit No.         Description
-------------------------------------------------------------------------------
     11.1     Statement Regarding Computation of Earnings (Loss) Per Common
              Share.
     27.1     Financial Data Schedule