Form 10-Q
period 1997-12-31
BREWER C HOMES INC
filed 1998-02-13
CIK 912153

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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
   (State or other jurisdiction of               (I.R.S. employer
   incorporation or organization)               identification no.)

                             255-A EAST WAIKO ROAD
                             WAILUKU, HAWAII 96793
              (Address of principal executive offices) (Zip code)

                                 (808) 242-6833
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class B Common Stock outstanding on February 6, 1998 excludes 4,335 shares held in treasury.

                                                                              OUTSTANDING AT
                                                                             FEBRUARY 6, 1998
                                                                            ------------------
Class A Common Stock (par value $.01 per share)...........................    3,532,986 shares
Class B Common Stock (par value $.01 per share)...........................    4,798,679 shares

                             C. BREWER HOMES, INC.
                                     INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

          Statements of Income (Loss)--Quarters and Nine Months Ended
                   December 31, 1997 and December 31, 1996.....................................      3

          Balance Sheets--December 31, 1997 and March 31, 1997.................................      4

          Statements of Cash Flow--Nine Months Ended December 31, 1997 and
                   December 31, 1996...........................................................      5

          Notes to Financial Statements........................................................      6

          Item 2. Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.................................................................      9

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K.............................................     19

          Signature............................................................................     20

                             C. BREWER HOMES, INC.

                          STATEMENTS OF INCOME (LOSS)

            (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
                                  (UNAUDITED)

                                                               QUARTERS ENDED            NINE MONTHS ENDED
                                                         --------------------------  --------------------------
                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Property sales.........................................   $    4,531    $    5,321    $   11,266    $   13,065
Cost of property sales.................................        4,312         4,643        10,577        11,496
                                                         ------------  ------------  ------------  ------------
  Gross profit.........................................          219           678           689         1,569
General and administrative expenses....................          544           536         1,548         1,916
                                                         ------------  ------------  ------------  ------------
  Operating income (loss)..............................         (325)          142          (859)         (347)
Merger transaction costs...............................         (510)       --              (510)       --
Iao Partners
  Equity in earnings...................................           30            48            77           114
  Asset impairment loss................................         (641)       --              (641)       --
Interest income (expense)--net.........................          (77)            2          (211)          (19)
Other income (expense)--net............................          (27)          (63)           47          (162)
                                                         ------------  ------------  ------------  ------------
  Income (loss) before income taxes (benefit)..........       (1,550)          129        (2,097)         (414)
Income taxes (benefit).................................         (605)           47          (818)         (149)
                                                         ------------  ------------  ------------  ------------
Net income (loss)......................................   $     (945)   $       82    $   (1,279)   $     (265)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Earnings (loss) per common share.......................   $     (.11)   $      .01    $     (.15)   $     (.03)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Weighted average number of common shares outstanding...        8,332         8,332         8,332         8,332
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

    The accompanying notes are an integral part of the financial statements

                             C. BREWER HOMES, INC.

                                 BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       DECEMBER     MARCH 31,
                                                                       31, 1997       1997
                                                                      -----------  -----------
                                                                      (UNAUDITED)

                               ASSETS
Cash and cash equivalents...........................................   $     602    $     147
Mortgage notes receivable...........................................         764          794
Real estate developments............................................      33,650       34,230
Investment in Iao Partners, net of deferred land gain...............       2,943        3,347
Property and equipment--net.........................................         119          172
Income taxes receivable.............................................         869          856
Other assets........................................................         381          379
                                                                      -----------  -----------
    Total assets....................................................   $  39,328    $  39,925
                                                                      -----------  -----------
                                                                      -----------  -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to banks..............................................   $  24,806    $  24,939
Accounts payable....................................................       1,166          469
Accrued expenses....................................................       3,906        3,821
Deferred income taxes...............................................       1,761        1,761
Other liabilities...................................................         253          220
                                                                      -----------  -----------
    Total liabilities...............................................      31,892       31,210
                                                                      -----------  -----------

Commitments and contingencies
Stockholders' equity
  Class A Common Stock, $.01 par value, one vote per share,
    3,492,847 shares issued and outstanding at December 31, 1997 and
    3,087,200 shares issued and outstanding at March 31, 1997.......          35           31

  Class B Common Stock, $.01 par value, three votes per share,
    4,838,818 shares issued and outstanding at December 31, 1997 and
    5,244,465 shares issued and outstanding at March 31, 1997.......          48           52

  Additional paid-in capital........................................      27,370       27,370
  Retained deficit..................................................     (19,993)     (18,714)
  Treasury stock, at cost, 4,335 shares.............................         (24)         (24)
                                                                      -----------  -----------
  Total stockholders' equity........................................       7,436        8,715
                                                                      -----------  -----------
  Total liabilities and stockholders' equity........................   $  39,328    $  39,925
                                                                      -----------  -----------
                                                                      -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                       --------------------------
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
Operating activities
  Net loss...........................................................................   $   (1,279)   $     (265)
  Adjustments to net loss
    Depreciation.....................................................................           57            47
    Deferred income taxes............................................................       --               246
    Equity in earnings of Iao Partners...............................................          (77)         (114)
    Asset impairment loss--Iao Partners..............................................          641        --
    Amortization of deferred land gain...............................................         (160)         (252)
  Changes in operating assets and liabilities
    Mortgage notes receivable........................................................           30         1,784
    Real estate developments.........................................................          580          (793)
    Income taxes receivable..........................................................          (13)       --
    Other assets.....................................................................           (2)           23
    Accounts payable.................................................................          697           511
    Accrued expenses.................................................................           85            22
    Other liabilities................................................................           33           (22)
                                                                                       ------------  ------------
      Cash flow provided by operating activities.....................................          592         1,187
                                                                                       ------------  ------------

Investing activities
    Capital expenditures.............................................................           (4)          (60)
                                                                                       ------------  ------------
      Cash flow used in investing activities.........................................           (4)          (60)
                                                                                       ------------  ------------

Financing activities
    Loan proceeds....................................................................       10,373         8,238
    Loan payments....................................................................      (10,506)      (12,344)
                                                                                       ------------  ------------
      Cash flow used in financing activities.........................................         (133)       (4,106)
                                                                                       ------------  ------------

Increase (decrease) in cash and cash equivalents.....................................          455        (2,979)

Cash and cash equivalents at beginning of period.....................................          147         3,080
                                                                                       ------------  ------------

Cash and cash equivalents at end of period...........................................   $      602    $      101
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 1997, and its results of operations and cash flows for the quarters and nine months ended December 31, 1997 and December 31, 1996. The results of operations for the quarter and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year or for any future period.

2.    PROPOSED MERGER

    On December 18, 1997, the Company and Mauna Loa Macadamia Partners, L.P. (the "Partnership") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company will be merged with and into the Partnership with the Partnership surviving the merger as a Delaware limited partnership (the "Merger"). Consummation of the Merger is subject to several conditions, including requisite approval thereof by the stockholders of the Company and the unitholders of the Partnership. If the Merger is consummated, stockholders of record of the Company at the time the Merger becomes effective will receive for each share of Company stock owned by them, 66.7% of a limited partnership unit of the Partnership, subject to adjustment only in the event that the Company issues more than 10,000 shares of its Common Stock upon exercise by currently outstanding options. During the quarter ended December 31, 1997, the Company incurred transaction costs of approximately $510,000 relating to the Merger.

3.    INVESTMENT IN IAO PARTNERS

    During the quarter ended December 31, 1997, the Company recognized an asset impairment loss of $641,000 related to its investment in Iao Partners. This loss consisted of 50% of the asset impairment loss taken by the joint venture (shown below) and the remainder consisted of County fees and assessments which by agreement were the responsibility of the Company. The joint venture recognized the asset impairment loss primarily as a result of a continuing slowdown in home sales.

    The following is condensed income statement information that relates to the Company's Iao Parkside joint venture project (in thousands):

                                                               QUARTERS ENDED            NINE MONTHS ENDED
                                                         --------------------------  --------------------------
                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                             1997          1996          1997          1996
                                                         ------------  ------------  ------------  ------------
Sales of residential real estate.......................   $      397    $    1,539    $    2,697    $    4,185
Cost of residential real estate sold...................          391         1,479         2,650         4,024
                                                         ------------  ------------  ------------  ------------
    Gross profit.......................................            6            60            47           161
Asset impairment loss..................................         (984)       --              (984)       --
Interest income........................................           62            38           170            75
General and administrative expenses....................           (3)           (2)          (11)           (7)
                                                         ------------  ------------  ------------  ------------
    Income (loss) before taxes.........................   $     (919)   $       96    $     (778)   $      229
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

4.    NOTES PAYABLE

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

    As of December 31, 1997 the Company was indebted to its Lenders in the principal amount of approximately $24.8 million. All indebtedness under this credit facility matures on May 31, 1998. The Company anticipates that it will not be in a position to repay the full indebtedness on that date in the absence of a refinancing and one of the conditions to consummation of the Merger with the Partnership is that the Company obtain an extension of the maturity of this credit facility on terms substantially equivalent to those currently in force. Accordingly, Homes has requested from its Lenders an extension of the maturity of its indebtedness to November 30, 1998 and has presented information requested by the Lenders in connection with its request.

    If the request for extension is denied, or if the proposed Merger is delayed or the related merger agreement is terminated, the Company will be required to refinance this indebtedness. If the Merger fails to close on a timely basis, or if the Company is unable to accomplish such refinancing, it may be required to further reduce its work force, curtail operations, sell properties at less than optimum prices or take other measures which would likely have material adverse effects on its operating results and financial condition. There can be no assurance that the loan extension the Company is seeking, or a refinancing of the Company's indebtedness on satisfactory terms, will be achieved.

5.    EARNINGS (LOSS) PER COMMON SHARE

    The Company computed its earnings (loss) per share for all periods presented under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which was required to be implemented for financial statements for periods ending after December 15, 1997. The adoption of this statement had no impact on the Company's reported earnings (loss) per share.

    Earnings (loss) per common share was computed using the net income (loss) and weighted average number of common shares, as reported on the statement of income (loss). Options to purchase 204,000 common shares at prices ranging from $2.0625 to $12.00 at December 31, 1997 were not dilutive to earnings (loss) per common share.

6.    CASH DIVIDENDS

    The Company did not pay cash dividends on its common stock during the quarters ended December 31, 1997 and December 31, 1996.

7.    RECLASSIFICATIONS

    Certain prior year's amounts have been reclassified to conform to the December 31, 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks associated with the Merger; (ii) risks associated with the Company's refinancing of its existing indebtedness; (iii) risks associated with asset impairments; (iv) variability in quarterly operating results; (v) risks associated with the concentration of the Company's business in Hawaii; (vi) risks associated with the lack of adequate public infrastructure in Hawaii; (vii) risks associated with the long-term nature of planned residential projects, high capital investment and carrying costs; (viii) risks associated with the entitlement process for development of property in Hawaii; (ix) risk of natural disasters, including hurricanes, volcanos, and drought (and the impact of drought on the availability of water for domestic consumption and irrigation); (x) risks associated with the recent commencement of general contractor activities; (xi) risks associated with the homebuilding industry; (xii) the rate of new home sales; (xiii) effects of interest rate increases and the availability of mortgage financing; (xiv) risks associated with environmental and conservation matters; (xv) increased land acquisition costs; (xvi) risks associated with competition; (xvii) restrictions on land use and development; (xviii) reduced availability of homeowners' insurance in Hawaii; (xix) risks associated with the inability to obtain policies of insurance assuring the Company of good and marketable title to certain parcels of land; (xx) risks associated with obtaining performance, maintenance and other bonds; (xxi) effects of increases in unemployment in Hawaii; and (xxii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

    The following discussion of results of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto.

OVERVIEW

    The Company (or "Homes"), which was a subsidiary of C. Brewer and Company, Limited ("CBCL") until December 1993, had historically performed the land entitlement, development and marketing functions for CBCL. From late 1993 through early 1997, Homes' business strategy was focused primarily on the construction and sale of homes. In early 1997, Homes expanded its business strategy to include the development and sale of lots and parcels of land, which had been Homes' primary business strategy prior to late 1993, and to act as its own general contractor for the construction of homes for its residential development at Kaimana. Homes is presently selling homes in two developments on the island of Maui and offering homesites in one development on the island of Kauai. In view of current market conditions and its capital condition, however, Homes has no current plans to build homes on its other lands and has now shifted its focus to selling its entitled lands to other builders and developers. The lands being offered for sale to other builders and developers include the Nanea and Makai Residential projects, comprised of 47 acres on which could be constructed a total of 406 residential units, and the Makai Commercial project, comprised of 20 acres. In December 1997, Homes entered into an agreement for the sale of Nanea for $2.2 million, and the Makai Residential and Makai Commercial projects are currently being offered for sale to other builders and developers. In September 1997, the Company entered an agreement to sell the unentitled land holdings comprising its Iao II project for a sales price of $2.0 million

    Homes is presently building and selling homes on the island of Maui at its Kaimana development and at its joint venture Iao Parkside development, and during 1997 completed the sale of the last of the 30 homes built at its Halemalu project. The single-family and multi-family homes included in these developments range in size from 657 square feet to 1,927 square feet, and in price from $104,000 to $280,000.

    Kaimana is a 179-unit single-family residential project, which is part of Homes' Kehalani master-planned community on the island of Maui. The Kehalani development is expected to consist of a total of approximately 2,100 homes, including the homes that had been planned for Nanea and the Makai Residential Parcels, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. In November 1994, Homes began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through December 31, 1997, 113 home sales had closed at Kaimana. Homes currently plans to complete construction and sale of the remaining 66 homes at the Kaimana project, acting as its own general contractor.

    In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the Iao Parkside partnership. As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through December 31, 1997, the Company has recognized approximately $6.7 million of the deferred income from this sale. At December 31, 1997, the Company had deferred income of approximately $0.9 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

    Iao Parkside is a 28-acre, 480-unit low-rise garden condominium project being constructed and sold through a 50% joint venture partnership with SHI. This project is targeted at first-time buyers under Hawaii's affordable housing policy. The joint venture partnership began accepting reservations at this project in March 1993 and executing sales contracts in July 1993. Through December 31, 1997, 369 home sales had closed. Sales of homes at this project have continued to slow and the joint venture partnership has reduced sales prices in an effort to stimulate home sales. As a result, during the quarter ended December 31, 1997, Homes recognized an asset impairment loss of $641,000 related to this project (See Note 3 to Financial Statements).

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

RESULTS OF OPERATIONS

    GENERAL. The Company had a loss before income taxes (benefit) of $1,550,000 in the third quarter of fiscal year 1998, and $2,097,000 for the nine months ended December 31, 1997, of which approximately $1,151,000 related to costs in connection with the Merger and an asset impairment loss related to the Company's Iao Parkside joint venture. Without these Merger costs and asset impairment loss, the Company's after-tax loss for these periods would have been $243,000 and $577,000 respectively.

    PROPERTY SALES. The Company's revenue from property sales for the quarter ended December 31, 1997 was $4.5 million compared to $5.3 million for the third quarter ended December 31, 1996. At Kehalani, the Company closed 19 home sales at an average price of $214,000 during the third quarter of fiscal year 1998, compared to 23 home sales closed at an average price of $226,000 during the third quarter of fiscal year 1997. In addition, the Company sold one lot in the third quarter of fiscal year 1998 at its Kalihiwai Ridge II Project on the island of Kauai compared to no such sales in the third quarter of fiscal year 1997.

    Property sales for the nine months ended December 31, 1997 decreased to $11.3 million from $13.1 million for the nine months ended December 31, 1996. During the first nine months of fiscal year 1998, the Company closed 49 single-family home sales at Kehalani at an average price of $212,000 compared to 57 home sales closings at an average price of $224,000 in the first nine months of fiscal 1997. In the first nine months of fiscal year 1998, the Company recognized $200,000 in revenue related to the deferred gain on the Iao land sale to SHI compared to $300,000 during the same period in fiscal year 1997.

    COST OF PROPERTY SALES. Cost of property sales for the third quarter of fiscal year 1998 was $4.3 million compared to $4.6 million in the third quarter of fiscal year 1997. The decrease in cost of property sales in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997 was attributable to decreased home sales closings.

    Cost of property sales for the nine months ended December 31, 1997 was $10.6 million compared to $11.5 million for the nine months ended December 31, 1996. This decrease was primarily the result of reduced property sales in the first nine months of fiscal year 1998 compared to the same period of last fiscal year. In addition, cost of property sales as a percentage of property sales was 94% for the first nine months of fiscal year 1998 compared to 87% for the first nine months of fiscal year 1997. This increase was principally due to the decrease in the average sales price of homes closed in the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. General and administrative expenses for the third quarter of fiscal year 1998 were $544,000 compared to $536,000 in the third quarter of fiscal year 1997.

    General and administrative expenses for the first nine months of fiscal year 1998 were $1.5 million, as compared to $1.9 million incurred in the similar period of fiscal year 1997. This decrease was primarily due to the continuing impact of the Company's cost reduction program which resulted in lower salary and related costs in the first nine months of fiscal year 1998 as compared to the prior year's first nine months.

    EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. During the third quarter of fiscal 1998, the Company recognized an asset impairment loss of $641,000 related to this joint venture primarily as a result of a continuing slowdown in home sales.

    Equity in earnings from the Iao Parkside joint venture, before asset impairment loss, was $30,000 in the third quarter of fiscal year 1998 as compared to $48,000 in the third quarter of fiscal year 1997. This represents the Company's share of income from the closing of three unit sales at the Iao Parkside project in the third quarter of fiscal year 1998 compared to 13 unit sales closed in the third quarter of fiscal year 1997.

    Equity in earnings of Iao Partners for the nine months ended December 31, 1997 was $77,000, before the asset impairment loss, compared to $114,000 recorded in the same period of the prior year. The decrease in equity in earnings was primarily attributable to the decrease in the number of homes closed in the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997.

    INTEREST INCOME (EXPENSE)--NET. Interest income (expense)--net consists of interest earned from temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense--net in the third quarter of fiscal year 1998 was $77,000 compared to interest income-net $2,000 in the previous fiscal year's third quarter. Interest expense--net was higher in the third quarter of fiscal year 1998 as compared to the third quarter of fiscal year 1997 primarily due to less interest being capitalized to real estate developments.

    Interest expense--net for the first nine months of fiscal year 1998 was $211,000 compared to $19,000 for the first nine months of fiscal year 1997. Interest expense--net was higher for the first nine months of fiscal year 1998 compared to the first nine months of fiscal year 1997 principally because of a lower percentage of interest incurred being capitalized to active real estate projects.

    OTHER INCOME (EXPENSE)--NET. Other income (expense)--net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other expense--net in the third quarter of fiscal year 1998 was $27,000 compared to other expense--net of $63,000 in the third quarter of fiscal year 1997. The decrease in other expense--net in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997 was primarily the result of reduced sales and marketing costs and lower miscellaneous project expenses.

    Other income--net for the first nine months of fiscal year 1998 was $47,000 compared to other expense--net of $162,000 for the first nine months of fiscal year 1997. This increase was primarily attributable to the sales commission earned from a certain land sale made by a CBCL subsidiary.

DEFERRED REVENUE AND BACKLOG

    The Company deferred 50% of the revenue from the land sold to SHI for its Iao Parkside joint venture project. As of December 31, 1997, the Company had a total of $1.0 million in deferred revenue that will be recognized as the homes in this project are sold.

    At December 31, 1997 the Company's backlog consisted of 42 homes with an aggregate sales value of $8.5 million. At Kehalani, 40 homes were in backlog with a total sales value of $8.2 million. At Iao Parkside, two homes with an aggregate sales value of $300,000 were in backlog. The backlog at Iao Parkside represents 100% of the joint venture's sales contracts. In addition, the Company had 48 acres of land parcels with a total sales value of $4.4 million in backlog at December 31, 1997. The financial results of the Iao Parkside joint venture are not consolidated into the Company's results, but rather are accounted for by the equity method. Accordingly, the Company will not recognize 100% of the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership.

    Sales contracts included in backlog are typically subject to cancellation by the purchaser under specified circumstances such as failure to obtain financing. As a result, no assurance can be given that the homes which presently comprise backlog will result in actual closings nor can assurance be given as to when such closings may occur. In addition, the Company believes that home sales rates at its Kehalani project on the island of Maui continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a continuing weakness in the Hawaii economy.

LIQUIDITY AND FINANCIAL CONDITION

    The Company generally requires capital to plan projects, obtain entitlements, acquire and develop land, construct homes, and for working capital. Prior to the Company's restructuring and initial public offering, the Company used internally generated funds and funds from CBCL for working capital and development purposes, including planning, entitling, engineering, site preparation, construction of roads, water and sewer lines, as well as the construction and marketing of its lots and parcels of land. In December 1993, the Company consummated its Initial Public Offering of Class A Common Stock, which resulted in net proceeds to the Company of $27.4 million.

    The Company currently has both short and long-term capital requirements, including those relating to its Kehalani project. The Company intends to fund its capital requirements through a combination of internally generated fund, and bank and other financing. The Company further intends to primarily rely on bank financing for its home construction requirements. The Company also plans to seek addition financing, a portion of the proceeds from which will be used to fund necessary development work at its Kehalani master-planned community. As a result, the Company's business and earnings are substantially dependent on its ability to obtain financing on acceptable terms.

    At the present time, the Company's ability to generate funds internally is limited by the slow down in the sale of its new homes and decline in its sale prices. The Company is addressing this issue, in part, by a shift in the focus of its business to sell land parcels to other builders and developers, thus permitting it to realize the value of its properties on a more timely basis. However, virtually all such funds are required to be applied to reduce the Company's debt to the Lenders.

    One of the principal reasons that the Company has entered into the Merger Agreement is that the Partnership has substantial working capital and assets, relatively steady income and no long-term debt. If the Merger is consummated, management of the Company believes that the combined company will be in a much stronger position to secure longer-term financing or satisfactory terms, and thereby allow the combined company after the Merger to better realize the long-term value of the Company's lands.

    As of December 31, 1997 the Company was indebted to its Lenders in the principal amount of approximately $24.8 million. All indebtedness under this credit facility matures on May 31, 1998. The Company anticipates that it will not be in a position to repay the full indebtedness on that date in the absence of a refinancing and one of the conditions to consummation of the Merger with the Partnership is that the Company obtain an extension of the maturity of this credit facility on terms substantially equivalent to those currently in force. Accordingly, Homes has requested from its Lenders an extension of the maturity of its indebtedness to November 30, 1998 and has presented information requested by the Lenders in connection with its request.

    If the request for extension is denied, or if the proposed Merger is delayed or the related merger agreement is terminated, the Company will be required to refinance this indebtedness. If the Merger fails to close on a timely basis, or if the Company is unable to accomplish such refinancing, it may be required to further reduce its work force, curtail operations, sell properties at less than optimum prices or take other measures which would likely have material adverse effects on its operating results and financial condition. There can be no assurance that the loan extension the Company is seeking, or a refinancing of the Company's indebtedness on satisfactory terms will be achieved.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued the Statement of Financial Accounting Standards (the "SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, the provisions of which are effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The future adoption of this pronouncement is not expected to have a material effect on the Company's presentation of its results of operation.

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

YEAR 2000 ISSUE

    Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial conditions.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

    In addition to other information in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

    On December 18, 1997, C. Brewer Homes, Inc. (the "Company" or "Homes") entered into an agreement and plan of merger between it and Mauna Loa Macadamia Partners, L.P. ("Mauna Loa" or the "Partnership"), subject to approval of the transaction by the Company's stockholders and the unitholders of Mauna Loa, and other closing conditions (the "Merger"). If the Merger is consummated, the Company will merge with and into the Partnership, with the Partnership surviving the Merger, and each outstanding share of the Company's common stock will be converted into a 66.7% limited partnership unit of the Partnership (subject to adjustment in the unlikely event that the more than 10,000 shares of the Company's common stock are issued upon the exercise of currently outstanding options). There can be no assurance that the Merger will be consummated on a timely basis, or at all. The failure to consummate the Merger would likely have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has landholdings which are entitled for residential and commercial development. In light of the stagnant economy in Hawaii, the generally unfavorable market for new housing in the state, and the high capital costs associated with homebuilding, the Company's current strategy is to offer certain of its entitled lands for sale to other builders and developers. The Company has no current plans to build homes on the remainder of these lands, but may offer these lands for sale to other builders and developers, with or without installing additional infrastructure, or hold these lands for future development, which could include selected homebuilding activities as well as joint ventures with other developers. The decision to further develop these lands will depend on numerous factors, including consummation of the Merger, the availability of financing on satisfactory terms for the combined company (or for Homes if the Merger is not consummated) and market conditions.

    Homes presently conducts all of its business in the State of Hawaii, primarily on the island of Maui and also on the islands of Kauai and Hawaii. In addition, all of Homes' operations on Maui are concentrated in central Maui. Although the State of Hawaii was one of the country's fastest growing economies in the late 1980's, Hawaii has experienced a slowdown in the 1990's. After adjusting for inflation, Hawaii's gross state product grew 0.9% in 1992, 0.4% in 1993, 0.0% in 1994, 0.5% in 1995 and 0.9% in 1996, and is estimated to have grown 1.2% in 1997, after having grown by a total of 18.9% between 1986 and 1990 and at an average annual rate of 4.1% between 1959 (Statehood) and 1995, in each case according to the State of Hawaii Department of Business, Economic Development and Tourism. In addition, Hawaii's economy and many of its major industries, such as tourism, are affected by the economies of Asia. Recently, several Asian countries have experienced economic problems such as currency devaluation and slow growth, and these problems may lead to adverse effects on Hawaii's tourism industry. The stagnant condition of the Hawaii economy has adversely affected the Hawaii real estate market, and in turn the results of Homes' operations.

    Although Homes has been holding, entitling, developing, marketing and selling land for over 25 years, its homebuilding operations began only in late 1993, after which time it became the principal focus of its activities with total closings of 628 home sales through December 31, 1997. As a result of establishing its homebuilding line of business, Homes' cost of property sales as a percentage of property sales increased substantially over that period and therefore its gross margin declined as compared to periods prior to the commencement of home building activities. Two changes in Homes' operations implemented in 1997 a change in focus to parcel and lot sales rather than home sales, and a change to act as its own general contractor in building homes are expected to have a significant affect on its future results. As a result of these changes, and as a result of the effects of required accounting adjustments, Homes' historical financial performance is not likely to be a meaningful indicator of future results.

    During the fourth quarter of fiscal year 1996, business, Homes adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Application of SFAS No.121 required the recording of asset impairment losses of approximately $640,000 during the third quarter of fiscal year 1998, and approximately $3.5 million in fiscal year 1997 and approximately $1.3 million in fiscal year 1996. There can be no assurance that asset impairment losses may be required to be recorded in future periods, with a concomitant adverse effect Homes' results of operations.

    Although Hawaii was one of the fastest growing economies in the United States in the late 1980's, it has experienced a slowdown in the 1990's. Homes has observed a reduction in the rate of new home sales since 1993, which Homes believes to be the result of recent increases in Hawaii unemployment rates and the general lack of confidence in the Hawaii economy by prospective home buyers. These conditions have increased competition for homebuyers among Hawaii's hombuilders. In response to prevailing market conditions, Homes has provided, and may provide in the future, certain price reductions and other sales incentives to encourage buyer interest. As a result, Homes' gross margin as a percentage of sales on residential homes has declined, and may decline in the future. A continuation of the economic stagnation that Hawaii has experienced in the last few years, or an economic downturn in Hawaii, could continue to have a material adverse effect on Homes' business.

    Historically, most sectors of the land development and homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates and the availability of financing. In addition, Homes is subject to various risks relating to overbuilding, the cost and availability of materials and labor, competition, environmental risks, delays in schedules for the construction of infrastructure and homes caused by strikes, adverse weather, including drought and related impacts to the availability of water (for domestic consumption and irrigation), the availability and cost of capital, cost overruns, lack of public infrastructure (such as roads, water, utilities, sewage and drainage facilities), changes in government regulation and increases in real estate taxes and other government fees, and other factors not within a developer's control. In addition, due to Homes' location in Hawaii, it is particularly susceptible to delays caused by strikes affecting the shipping and transportation of building materials necessary for Homes' home building business.

    Homes has experienced, and expects to continue to experience, significant variability in sales and net income on a quarterly basis. Factors that may contribute to the variability of Homes' results include: (i) the timing of home closings and land sales; (ii) the condition of the real estate markets and the economy in general in Hawaii; (iii) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (iv) costs of materials and labor; and (v) delays in construction schedules caused by the timing of inspections and approvals by regulatory agencies, including zoning approvals and receipt of entitlements, the completion of necessary public infrastructure, the timing of utility hookups, and adverse weather.

    Homes in the past entered into fixed-price contracts with experienced general contractors for the construction of infrastructure and homes for its residential developments. Homes began operating in 1997 as its own general contractor for the remaining homes being developed in its Kaimana project and currently anticipates that it may operate as its own general contractor for the construction of homes at future residential developments. Accordingly, to the extent it engages in home building activity, Homes is and will be subject to the risks that formerly were assumed by the general contractors with whom Homes contracted. These risks include the risk of cost overruns and warranty claims (including long-term claims arising out of latent defects) that otherwise would be the responsibility of a third-party general contractor, the risk that Homes' ability to act as its own general contractor may be subject to limitations and restrictions arising out of the terms of its credit facilities, the risks associated with utilizing subcontractors without recourse for their failures to perform against a third-party general contractor, the difficulty of securing bonding and the risk inherent in the need to retain a licensed managing employee in order to retain the Corporation's general contractor's license.

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

    Substantially all home buyers utilize long-term mortgage financing to purchase their homes and lenders generally make loans only to borrowers who satisfy the lenders' income and other requirements. Accordingly, Homes' homebuilding activities are dependent upon the availability of mortgage financing for first-time homebuyers as well as move-up homebuyers who need to sell existing homes. In addition, changes in law relating to the deductibility of mortgage interest for federal income tax purposes could adversely affect Homes' by reducing the advantages of home ownership.

    Although mortgage financing for qualified home buyers is currently available at low interest rates, there can be no assurance that mortgage financing will remain readily available to Homes' customers due to general economic conditions, the restrictions on ability of banks and savings and loan institutions to finance the purchase of homes by home buyers and other factors. In the event of increases in interest rates, it will generally be more difficult for people to qualify for mortgage loans due to the higher payments associated with higher interest rates. In addition, increases in interest rates will increase Homes costs because it has substantial borrowings on which the interest rate is variable. If the availability of mortgage loans becomes restricted, or if mortgage interest rates increase significantly, thereby affecting prospective buyers' ability to finance home purchases and Homes' borrowing costs, Homes' financial results and financial conditions will be adversely affected.

    Much of the land in the State of Hawaii, particularly on the islands of Maui, Kauai and Hawaii, has historically not been supported by adequate public infrastructure (e.g., roads, water utilities, sewage and drainage facilities) necessary for residential development. The total investment in infrastructure for a large residential community in Hawaii can be substantial and there can be no assurance that the prices at which parcels, lots or homes may eventually be sold by Homes will be sufficient to result in a profit, or even to recover the investment made in such infrastructure and related carrying costs.

    Homes' planned residential projects and commercial/industrial developments are long-term in duration. In Hawaii it can take in excess of ten years from the decision to develop unentitled land until the first home or lot is sold or commercial space is leased, depending on the nature of the governmental approval process, the project's size, the state of the economy and the physical characteristics of the site. In addition, before planned residential projects and other developed properties can generate any revenue, significant development expenditures and carrying costs are required for, among other things, compliance with governmental land use and environmental requirements, land development and installation of infrastructure. Because of changing economic and market conditions, competition and other factors, there can be no assurance that the price that may eventually be obtained when a parcel, lot or home is sold will be adequate to cover the capital investments that have been made in entitling and improving the property and related carrying costs, and to generate a satisfactory return on the investment.

    Homes is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. As of December 31, 1997, approximately 590 acres of Homes' existing supply of land and all of the approximately 1,957 remaining acres subject to the option granted to Homes by CBCL are not fully entitled for their intended purposes. Before developing any of its unentitled land, Homes will be required to obtain a variety of regulatory approvals from state and local governmental authorities. The entitlement process for development of property in Hawaii is lengthy, complex and costly, involving numerous state and county discretionary regulatory approvals. Conversion of an unentitled parcel of land to residential zoning usually requires the following approvals: adoption of or amendment to the County Community Plan to reflect the desired general land use; approval by the State Land Use Commission to reclassify the parcel to an urban designation; County Council approval to rezone the property to the specific use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. In obtaining the necessary land entitlements at the state and county levels, the Company obtains approvals from these authorities for related matters, including density, provisions for affordable housing, roads, utilities and the dedication of acreage for schools, parks and other purposes. County approval is typically obtained after state approval. Subsequent to county approval of entitlements, subdivision approvals and building permits must be obtained. The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, such as requirements for construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land and provisions for affordable housing. If Homes is unable to obtain necessary entitlements or if the cost of obtaining such entitlements is excessive relative to the prices at which it may sell parcels, lots or homes, Homes results of operations and financial conditions will be adversely affected.

    The climate and geology of Hawaii present certain risks of natural disasters. In September 1992, for example, even though Hurricane Iniki did not damage Homes' projects, it caused a delay in the construction of roads and utilities at Homes' Kalihiwai Ridge project on the island of Kauai as construction resources were directed to civil recovery projects for the community. In addition, certain of Homes' projects are located on the island of Hawaii, where there is active volcanic activity. To the extent that hurricanes, severe storms, volcanic eruptions, drought, or other natural disasters occur, Homes' results of operations and financial conditions may be adversely affected.

    Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners' (including hurricane) insurance and the cost of such insurance is considered by financial institutions in determining whether applicants qualify for a mortgage loan. Subsequent to Hurricane Iniki in 1992, many of the insurance companies doing business in Hawaii restricted, curtailed or suspended the issuance of homeowners' insurance policies on single-family and multi-family homes, or issued such insurance without hurricane coverage. This had the effect of both reducing the availability of hurricane insurance and, in general, increasing the cost of such insurance. Although hurricane insurance is currently available, the average overall cost of all homeowners and hurricane insurance remains substantially above pre-Hurricane Iniki levels. There can be no assurance that homeowners' and hurricane insurance will be available or affordable to prospective purchasers of homes. The unavailability or high cost of homeowners' insurance could have a material adverse effect on Homes' business.

    Homes is subject to local, state and federal statutes, ordinances, rules and regulations protecting health and safety, archeological preservation laws and environmental laws, including laws protecting endangered species. Environmental laws (i) may cause Homes to incur substantial compliance, mitigation and other costs, (ii) may prohibit or severely restrict development in certain environmentally sensitive areas, and (iii) may delay completion of Homes' projects. Some of the properties held for development by Homes were formerly sites of large agricultural operations, which involved the use of pesticides and other agricultural chemicals. Although management is not currently aware of any environmental compliance issues that are expected to have a material adverse effect on Homes, no assurance can be given that such laws will not have a material adverse effect on Homes' operations in the future.

    The land development and home building industries are highly competitive. Homes competes for land and residential sales, financing, raw materials and skilled labor. Homes competes for home sales, as well as for sales of parcels and lots entitled for residential use, on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Moreover, Homes competes for land and residential sales with numerous large and small developers, including some developers with greater financial and other resources than Homes, government built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing.

    As a result of title uncertainties with respect to certain of its properties, Homes is sometimes unable to obtain insurance policies, delivery of which is typically a condition to obtaining financing for a project or selling a parcel of land. In order to cure title defects and obtain appropriate title insurance, Homes has initiated, or intends to initiate, legal actions to "quiet title" to such parcels in its name. The process of prosecuting actions to quiet title is sometimes lengthy and could have the effect of delaying Homes' planned development of particular projects and increasing their cost. No assurance can be given that Homes will prevail in its current or intended title actions or will otherwise be able to obtain insurable title to such properties.

    Homes is frequently required, in connection with the development of its projects, to obtain performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with Homes' pending development activities. In the event any such obligations are drawn upon because of Homes' failure to build houses or required infrastructure, Homes would be obligated to reimburse the issuing surety company or bank, which could have a material adverse effect on Homes' financial condition and results of operations.

                             C. BREWER HOMES, INC.

                                    PART II

                               OTHER INFORMATION

    ITEMS 1. THROUGH 5.  Not Applicable

    ITEM 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits.

EXHIBIT
NUMBER  DOCUMENT DESCRIPTION
------  ----------------------------------------------------------------------
 *11.1  Statement Regarding Computation of Earnings (Loss) Per Common Share.

 *27.1  Financial Data Schedule

------------------------

*   Filed herewith

    (b) Reports on Form 8-K

    On December 31, 1997 the Company filed a report on Form 8-K announcing that
(a) the Company and Mauna Loa Macadamia Partners, L.P. ("Mauna Loa") executed a definitive merger agreement pursuant to which the Company will be merged into Mauna Loa and Mauna Loa will survive the Merger as a partnership (the "Merger");
(b) the Company and Edward T. Foley, the Company's Executive Vice President and Chief Financial Officer had entered into a Release and Separation Agreement and a Consulting Agreement; (c) the Company began operating as its own general contractor for the purpose of constructing the remaining homes at its Kaimana project on the island of Maui and that, as a result, the Company and Fletcher Pacific Construction Co., Ltd. agreed to terminate their contract dated as of May 30, 1995. (Filed as Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1995); and (d) the Company had entered into purchase and sale agreements for its Nanea project at Kehalani subdivision and its Iao II parcel for $2.2 million and $2.0 million, respectively. Both agreements are subject to various closing conditions.

                             C. BREWER HOMES, INC.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                C. BREWER HOMES, INC.
                                (Registrant)

Date: February 13, 1998         By:             /s/ EDWARD T. FOLEY
                                     -----------------------------------------
                                                  EDWARD T. FOLEY
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER
                                            AND DULY AUTHORIZED OFFICER)

                             C. BREWER HOMES, INC.

                                 EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION
--------  -----------------------------------------------------------------
   11.1   Statement Regarding Computation of Earnings (Loss) Per Common
            Share.

   27.1   Financial Data Schedule