Form 10-K/A
period 1997-03-31
BREWER C HOMES INC
filed 1998-04-24
CIK 912153

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                       TO

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                        OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                         COMMISSION FILE NUMBER 0-22948
                            ------------------------
                             C. BREWER HOMES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             99-0145055
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

              (Address of principal executive offices) (Zip code)
                   255 EAST WAIKO ROAD WAILUKU, HAWAII 96793

       Registrant's telephone number, including area code: (808) 242-6833

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                              CLASS A COMMON STOCK
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant on June 6, 1997 was $6,829,132.

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

           Form 10-K/A

           Amendment No. 1

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

    The Company currently owns approximately 2,174 acres of entitled land in the State of Hawaii, of which approximately 1,018 acres have the entitlements necessary to build approximately 3,817 residential units and approximately 1,136 acres have entitlements for approximately 60 lots. In addition, the Company has entitlements for approximately 20 acres designated for commercial use. Of the Company's approximately 3,817 entitled residential units, approximately 2,697 are located on the island of Maui. Over the next several years, the Company intends to seek entitlements for its unentitled land holdings of approximately 515 acres. The Company estimates that these unentitled land holdings could represent up to approximately 900 additional residential units.

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

    The County of Maui controls land use initially through a Community Plan process prior to specific zoning designation. The Community Plan process results in designations of general categories of land use--residential, commercial, agricultural, resort, parks, etc. The Community Plan process involves approval by a Citizens' Advisory Committee, the County Planning Commission and the County Council. This entire process was approved in 1987, approximately eight years after the process began. Maui County began the process of updating the present Community Plan in 1992.

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

                                                                               ACTUAL OR          HOMES
                                                                              ANTICIPATED      SUBJECT TO      ESTIMATED
                                                  APPROXIMATE    ESTIMATED      DATE OF       PENDING SALES      PRICE
                                      PRODUCT      REMAINING     REMAINING      INITIAL       CONTRACTS AT       RANGE
                          LOCATION    TYPE(1)        ACRES         UNITS      CLOSINGS(S)      3/31/97(3)       ($000S)
                          ---------  ----------  -------------  -----------  -------------  -----------------  ----------
ENTITLED
Iao Parkside(4).........       Maui          MF            8           132          1993                9      $  118-160
Kehalani(5)
  Kaimana...............       Maui          SF           18           112          1995               18         180-275
  Halemalu..............       Maui          SF            1             3          1995           --             207-215
  Nanea.................       Maui          SF           16            80          1998           --             200-250
  Commercial............       Maui           P           20        --            --               --              --
  Phase 2...............       Maui        MF/P           29           326          1998           --             130-200
  Phase 3...............       Maui     SF/MF/L          160           639          1998           --             120-325
  Phase 4...............       Maui     SF/MF/L          279           805          2000           --             190-360
Piihana.................       Maui       SF/MF           79           600          2002           --              --
Kalihiwai Ridge II......      Kauai           P           36             8          1991           --             147-299
Kalihiwai Ridge III.....      Kauai           P        1,100            52          2001           --              --
Puueo I.................     Hawaii     SF/MF/L          314           800          1999           --              85-350
Kulaimano...............     Hawaii     SF/MF/L          114           320          2002           --              --
                                                       -----         -----                            ---
  Subtotal..............                               2,174         3,877                             27
                                                       -----         -----                            ---
Untitled(6)
Puueo II(7).............     Hawaii        SF/L          164        --            --               --              --
Wainaku(7)..............     Hawaii     SF/MF/L          121        --            --               --              --
Kaumana(8)..............     Hawaii           P          202        --            --               --              --
Iao II(9)...............       Maui           P           28        --            --               --              --
                                                       -----         -----                            ---
  Subtotal..............                                 515        --                             --
                                                       -----         -----                            ---
  Total.................                               2,689         3,877                             27
                                                       -----         -----                            ---
                                                       -----         -----                            ---

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

                                                                            APPROXIMATE
PROPERTY                                                                    LOCATION     ACREAGE
--------------------------------------------------------------------------  ---------  -----------
Waiolani II...............................................................       Maui          56
Iao III...................................................................       Maui          80
Wailuku II................................................................       Maui         512
Maalaea...................................................................       Maui         261
Paukukalo.................................................................       Maui           5
Papaikou Point............................................................     Hawaii         113
Kukui Point...............................................................     Hawaii         102
Pepeekeo Point............................................................     Hawaii         812
Papaikou..................................................................     Hawaii          23
                                                                                            -----
  Total...................................................................                  1,964
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

    Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. See "-- Government Regulation and Environmental Matters." Materials and supplies are generally secured by independent contractors, subcontractors and suppliers from customary trade sources. Construction time for multi-family homes generally ranges from five to nine months, and construction time for detached single-family homes generally ranges from two to four months.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the names and respective ages as of March 31, 1997 of the executive officers of the Company who are elected by and serve at the discretion of the Board of Directors:

NAME                            AGE                       POSITION
------------------------------  ---   -------------------------------------------------
Seth A. Bakes.................  43    President and Chief Executive Officer

Edward T. Foley...............  45    Executive Vice President and Chief Financial
                                        Officer

Rodney L. Gilliland...........  57    Senior Vice President, Residential Sales and
                                        Marketing

B. Eben Dale..................  51    Vice President, Hawaii Operations/Legal

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

ITEM 2. PROPERTIES.

    The Company terminated a sublease with CBCL in fiscal year 1997 for approximately 2,800 square feet of office space for its corporate headquarters in Honolulu, Hawaii in connection with the relocation of 18 its headquarters to the island of Maui. On the island of Maui, the Company rents 2,500 square feet of office space pursuant to a lease with a subsidiary of CBCL which expires in October 1997. On the island of Hawaii, the Company leases approximately 645 square feet. This lease will expire in January 1999. The Company believes that the rent it pays to CBCL is no more favorable than that which would be paid to a third party for comparable space.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF CLASS A COMMON STOCK

    The Company's Class A Common Stock has been quoted on the Nasdaq National Market under the symbol "CBHI" since December 14, 1993. The following table shows the high and low closing sales prices for the Class A Common Stock of the Company for the periods indicated, as reported by the Nasdaq National Market:

                                                                                                       HIGH         LOW
                                                                                                    -----------  ---------
Quarter ended June 30, 1995.......................................................................           6       4 1/4
Quarter ended September 30, 1995..................................................................       6 5/8           5
Quarter ended December 31, 1995...................................................................       6 1/8       3 3/4
Quarter ended March 31, 1996......................................................................       4 7/8       3 5/8
Quarter ended June 30, 1996.......................................................................       4 1/2       2 3/4
Quarter ended September 30, 1996..................................................................       3 1/2       2 3/4
Quarter ended December 31, 1996...................................................................       3 1/4       1 5/8
Quarter ended March 31, 1997......................................................................       3 3/4       1 5/8
Quarter ended June 30, 1997 (through June 6, 1997)................................................       2 3/4       2 1/4

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

                                                                                FISCAL YEAR ENDED
                                                         ---------------------------------------------------------------
                                                          MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,    MARCH 28,
                                                            1997         1996         1995         1994         1993
                                                         -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
STATEMENT OF INCOME (LOSS) DATA
Property sales.........................................   $  14,907    $   7,820    $  17,066    $  30,347    $  14,422
Cost of property sales.................................      13,216        5,413       11,829       17,447        3,716
                                                         -----------  -----------  -----------  -----------  -----------
  Gross margin.........................................       1,691        2,407        5,237       12,900       10,706
General and administrative expenses....................       2,681        2,926        3,304        2,610        2,689
Asset impairment loss..................................       3,537        1,325       --           --           --
Relocation charge......................................      --              700       --           --           --
                                                         -----------  -----------  -----------  -----------  -----------
  Operating income (loss)..............................      (4,527)      (2,544)       1,933       10,290        8,017
Equity in earnings of Iao Partners.....................         137          712        1,340        2,137       --
Interest income (expense)--net.........................         (14)         135         (236)          42          298
Other income (expense)--net............................        (238)        (691)        (162)         106           96
                                                         -----------  -----------  -----------  -----------  -----------
  Income (loss) before income taxes (benefit)..........      (4,642)      (2,388)       2,875       12,575        8,411
  Income taxes (benefit)...............................      (1,671)        (921)       1,120        4,865        3,196
                                                         -----------  -----------  -----------  -----------  -----------
  Net income (loss)....................................   $  (2,971)   $  (1,467)   $   1,755    $   7,710    $   5,215
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
Weighted average number of common shares outstanding...       8,332        8,333        8,336
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
Earnings (loss) per common share.......................   $   (0.36)   $   (0.18)   $    0.21
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------
PRO FORMA DATA(1)
Income before income taxes.............................                                          $  11,082
Income taxes...........................................                                              4,283
                                                                                                -----------
Net income.............................................                                          $   6,799
                                                                                                -----------
                                                                                                -----------
Weighted average number of common shares outstanding...                                              6,506
                                                                                                -----------
                                                                                                -----------
Pro forma earnings per common share....................                                          $    1.05
                                                                                                -----------
                                                                                                -----------
BALANCE SHEET DATA
Real estate developments...............................   $  34,230    $  36,606    $  27,424    $  15,352    $  14,996
Total assets...........................................      39,925       45,925       49,293       47,576       19,954
Notes payable..........................................      24,939       27,395       22,125       25,000       --
Stockholders' equity...................................       8,716       11,687       13,178       11,451        8,892

--------------------------

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

    In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the partnership. As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through March 31, 1997, the Company has recognized approximately $6.6 million of the deferred income from this sale. The company is not required to fund the operation of Iao Partners after its initial contribution of land. At March 31, 1997, the Company had deferred income of approximately $1.0 million related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

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

RESULTS OF OPERATION

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

    In fiscal year 1997 the Company decided to lower the selling prices of units at the Kaimana subdivision of the Kehalani development because of market pressures. The Company determined that certain costs related to the Kaimana subdivision of the Kehalani development would not be recovered and, accordingly, recognized an asset impairment loss of $2.2 million based on the estimated discounted cash flows for the project using the revised selling prices. In addition, the Company is currently contemplating the sale of its Iao II land. The carrying cost of the Iao II land parcel has been reduced to the estimated sales price, resulting in an asset impairment loss of $1.1 million. The Company also recognized an asset impairment loss of $237,000 related to remnant costs associated with certain developments.

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

    Although the Company is not a party to this litigation, it is currently unable to proceed with the project, due to HFDC's inability to convey clear title to the land. In April 1996, the Circuit Court of Hawaii denied a request by HFDC for partial summary judgment, further delaying the project. In view of the litigation and other facts and circumstances regarding the Leiali'i project, the Company believes that the asset has been impaired as defined under SFAS 121 and, consequently, recognized an asset impairment loss, assuming no value to the asset, of $1.3 million in fiscal year 1996.

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

    GENERAL AND ADMINISTRATION EXPENSES. General and administrative expenses declined from $2.9 million in fiscal year 1996 to $2.7 million in fiscal year 1997. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. Net charges to CBCL for such services were approximately $34,000 for fiscal year 1997 compared to approximately $500,000 for fiscal year 1996. The decrease was primarily due to management services provided to CBCL in fiscal year 1996 by the Company for a specific land matter. No such service was provided in fiscal year 1997.

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

    Because of declining demand for units at Iao Parkside and the resultant decline in gross margins, Iao Partners continues to evaluate its marketing strategy including selling prices and sales programs. Iao Partners is also attempting to minimize its inventory of prebuilt inventory all in an effort to improve financial results for Iao Partners.

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

                                          COOPERS & LYBRAND L.L.P.

Honolulu, Hawaii
June 30, 1997

                             C. BREWER HOMES, INC.

                          STATEMENTS OF INCOME (LOSS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Property Sale....................................................................  $  14,907  $   7,820  $  17,066
Cost of property sales...........................................................     13,216      5,413     11,829
                                                                                   ---------  ---------  ---------
  Gross margin...................................................................      1,691      2,407      5,237
General and administrative expenses..............................................      2,681      2,926      3,304
Asset impairment loss............................................................      3,537      1,325     --
Relocation charge................................................................     --            700     --
                                                                                   ---------  ---------  ---------
  Operating income (loss)........................................................     (4,527)    (2,544)     1,933
Equity in earnings of Iao Partners...............................................        137        712      1,340
Interest income (expense)--net...................................................        (14)       135       (236)
Other income (expense)--net......................................................       (238)      (691)      (162)
                                                                                   ---------  ---------  ---------
  Income (loss) before income taxes (benefit)....................................     (4,642)    (2,388)     2,875
  Income taxes (benefit).........................................................     (1,671)      (921)     1,120
                                                                                   ---------  ---------  ---------
  Net income (loss)..............................................................  $  (2,971) $  (1,467) $   1,755
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings (loss) per common share.................................................  $   (0.36) $   (0.18) $    0.21
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average number of common shares outstanding.............................      8,332      8,333      8,336
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                                 BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Cash and cash equivalents.................................................................  $      147  $    3,080
Mortgage notes receivable.................................................................         794       2,636
Real estate developments..................................................................      34,230      36,606
Investment in Iao Partners, net of deferred land gain.....................................       3,347       2,936
Property and equipment--net...............................................................         172         162
Income taxes receivable...................................................................         856          75
Other assets..............................................................................         379         430
                                                                                            ----------  ----------
  Total assets............................................................................  $   39,925  $   45,925
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks....................................................................  $   24,939  $   27,395
Accounts payable..........................................................................         469         702
Accrued expenses..........................................................................       3,821       3,777
Deferred income taxes.....................................................................       1,761       2,181
Other liabilities.........................................................................         219         183
                                                                                            ----------  ----------
  Total liabilities.......................................................................      31,209      34,238
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity
  Class A Common Stock, $.01 par value, one vote per share, 3,087,200 shares issued and outstanding at March 31, 1997 and 2,700,173 shares issued and outstanding at March 31,
    1996..................................................................................          31          27
  Class B Common Stock, $.01 par value, three votes per share, 5,248,800 shares issued and outstanding at March 31, 1997 and 5,635,827 shares issued and outstanding at March 31,
    1996..................................................................................          53          57
Additional paid-in capital................................................................      27,370      27,370
Retained deficit..........................................................................     (18,714)    (15,743)
Treasury stock, at cost, 4,335 shares.....................................................         (24)        (24)
                                                                                            ----------  ----------
Total stockholders' equity................................................................       8,716      11,687
                                                                                            ----------  ----------
  Total liabilities and stockholders' equity..............................................  $   39,925  $   45,925
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Operating activities
  Net income (loss)...........................................................  $   (2,971) $   (1,467) $    1,755
  Adjustments to net income (loss)
    Depreciation..............................................................          60          49          24
    Deferred income taxes.....................................................        (420)       (485)        307
    Equity in earnings of Iao Partners........................................        (137)       (712)     (1,340)
    Amortization of deferred land gain........................................        (274)       (458)       (823)
  Changes in operating assets and liabilities
    Mortgage notes receivable.................................................       1,842         (63)        476
    Real estate developments..................................................       2,376      (9,182)    (12,036)
    Income taxes receivable...................................................        (781)        (75)     --
    Other assets..............................................................          51         744         251
    Accounts payable..........................................................        (233)     (6,199)      4,769
    Income taxes payable......................................................      --            (167)     (1,358)
    Accrued expenses..........................................................          44         473         363
    Other liabilities.........................................................          36        (769)       (819)
                                                                                ----------  ----------  ----------
    Cash flow used in operating activities....................................        (407)    (18,311)     (8,431)
                                                                                ----------  ----------  ----------
Investing activities
  Capital expenditures........................................................         (70)        (45)       (208)
  Other.......................................................................      --              11          10
                                                                                ----------  ----------  ----------
    Cash flow used in investing activities....................................         (70)       ( 34)       (198)
                                                                                ----------  ----------  ----------
Financing activities
  Loan proceeds...............................................................      11,306      32,714      --
  Loan payments...............................................................     (13,762)    (27,444)     (2,875)
  Capital distributions to C. Brewer and Company, Ltd. Limited................      --          --             (28)
  Purchase of treasury stock..................................................      --             (24)     --
                                                                                ----------  ----------  ----------
    Cash flow from (used in) financing activities.............................      (2,456)      5,246      (2,903)
                                                                                ----------  ----------  ----------
Decrease in cash and cash equivalents.........................................      (2,933)    (13,099)    (11,532)
Cash and cash equivalents at beginning of year................................       3,080      16,179      27,711
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $      147  $    3,080  $   16,179
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. OPERATING, BASIS OF OPERATING AND RESTRUCTURING

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

                             C. BREWER HOMES, INC.

5. INVESTMENT IN IAO PARTNERS, NET OF DEFERRED LAND GAIN (CONTINUED)
    During fiscal year 1996, the Company and SHI agreed to an early distribution from Iao Partners to SHI of $4 million which represents a partial distribution of SHI's capital account. Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                                 1997       1996
                                                               ---------  ---------
Assets
  Cash.......................................................  $   1,397  $       8
  Real estate development....................................     10,176     12,476
  Other assets...............................................      2,030      1,523
                                                               ---------  ---------
    Total assets.............................................  $  13,603  $  14,007
                                                               ---------  ---------
                                                               ---------  ---------
Liabilities & Partners' Capital
  Accounts payable...........................................  $      10  $      57
  Due to SHI.................................................     --            762
  Deferred revenue...........................................        118     --
  Other liabilities..........................................         12     --
                                                               ---------  ---------
    Total liabilities........................................        140        819
  Partners' capital
    SHI......................................................      9,110      8,973
    The Company..............................................      4,353      4,215
                                                               ---------  ---------
    Total liabilities & partners' capital....................  $  13,603  $  14,007
                                                               ---------  ---------
                                                               ---------  ---------


                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Statement of Income
  Sales of residential real estate...........................  $   4,656  $   7,830  $  13,871
  Cost of residential real estate sold.......................      4,499      6,521     10,934
                                                               ---------  ---------  ---------
    Gross profit.............................................        157      1,309      2,937
  Interest income............................................        127        122         72
  General and administrative expense.........................         (9)        (6)        (4)
                                                               ---------  ---------  ---------
  Pre-tax income.............................................  $     275  $   1,425  $   3,005
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

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

                             C. BREWER HOMES, INC.

6. DEBT (CONTINUED)
    INTEREST COST

    Total interest incurred was as follows (in thousands):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Interest capitalized to real estate developments.................  $   2,296  $   2,245  $     915
Interest expense.................................................        141        203      1,419
                                                                   ---------  ---------  ---------
                                                                   $   2,437  $   2,448  $   2,334
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Interest paid....................................................  $   1,760  $   2,820  $   2,125
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

7. INCOME TAXES

    The components of income tax expense (benefit) and tax payments for the last three fiscal years were as follows (in thousands):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current..........................................................  $    (856) $     (76) $     813
Deferred.........................................................       (815)      (845)       307
                                                                   ---------  ---------  ---------
                                                                   $  (1,671) $    (921) $   1,120
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Payments (refunds)...............................................  $    (473) $    (193) $   2,153
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The Company's reported income tax expense varied from the expense calculated using the U.S. federal statutory income tax rate for the last three fiscal years as follows (in thousands):

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Expenses computed at U.S. federal statutory income tax rate......  $  (1,624) $    (836) $   1,006
State tax, net of federal income tax impact......................       (181)       (92)       114
Other............................................................        134          7     --
                                                                   ---------  ---------  ---------
                                                                   $  (1,671) $    (921) $   1,120
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The sources of deferred tax assets (liabilities) and the tax effect are as follows (in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Basis difference in property.............................................  $  (1,107) $  (1,127)
Expenses deducted in different period for tax return purposes............       (362)      (733)
Revenue recognized in different period for tax return purposes...........     (1,382)      (950)
Expenses not currently deductible for tax return purposes................      1,925      1,259
Other....................................................................       (835)      (630)
                                                                           ---------  ---------
                                                                           $  (1,761) $  (2,181)
                                                                           ---------  ---------
                                                                           ---------  ---------

                             C. BREWER HOMES, INC.

7. INCOME TAXES (CONTINUED)
Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets......................................................  $     542  $     309
Deferred tax liabilities.................................................     (2,303)    (2,490)
                                                                           ---------  ---------
                                                                           $  (1,761) $  (2,181)
                                                                           ---------  ---------
                                                                           ---------  ---------

8. RETIREMENT PLANS

    Substantially all employees of the Company are eligible to participate in a qualified 401(k) plan sponsored by CBCL. The terms of the plan provide for the Company to partially match tax deferred employee contributions. The cost of this plan was not significant.

9. STOCKHOLDER'S EQUITY

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

    Changes in stockholders' equity were as follows (in thousands):

                                          CLASS    CLASS
                                            A        B      ADDITIONAL   RETAINED
                                          COMMON   COMMON    PAID-IN     EARNINGS  TREASURY
                                          STOCK    STOCK     CAPITAL     (DEFICIT)  STOCK      TOTAL
                                          ------   ------   ----------   --------  --------   -------
Balance March 1, 1994...................   $26      $ 58     $27,370     $(16,003)  $--       $11,451
  Net Income............................   --       --         --           1,755    --         1,755
  Capital distributions to CBCL.........   --       --         --             (28)   --           (28)
                                          ------   ------   ----------   --------  --------   -------
Balance, March 31, 1995.................    26        58      27,370      (14,276)   --        13,178
  Net loss..............................   --       --         --          (1,467)   --        (1,467)
  Purchase of 4,335 shares of Treasury
    Stock...............................   --       --         --           --        (24)        (24)
  Conversion of Class B
    Common Stock to Class A
    Common Stock........................     1        (1)      --           --       --         --
                                          ------   ------   ----------   --------  --------   -------
Balance, March 31, 1996.................    27        57      27,370      (15,743)    (24)     11,687
  Net loss..............................   --       --         --          (2,971)   --        (2,971)
  Conversion to Class B
    Common Stock of Class A
    Common Stock........................     4        (4)      --           --       --         --
                                          ------   ------   ----------   --------  --------   -------
Balance, March 31, 1997.................   $31      $ 53     $27,370     $(18,714)  $ (24)    $ 8,716
                                          ------   ------   ----------   --------  --------   -------
                                          ------   ------   ----------   --------  --------   -------

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

    Options currently expire no later than ten years from the grant date and generally vest over a period of six months to five years. Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital. A summary of the Company's stock option activity and related information is as follows:

                                                                      NUMBER OF   AVERAGE PRICE
                                                                       SHARES       PER SHARE
                                                                     -----------  -------------
Outstanding at March 31, 1994......................................     480,250     $   12.02
  Granted..........................................................      60,000          9.70
  Canceled.........................................................     (15,000)         9.75
                                                                     -----------       ------
Outstanding at March 31, 1995......................................     525,250         11.82
  Granted..........................................................      50,000          5.21
  Canceled.........................................................     (48,000)        11.22
                                                                     -----------       ------
Outstanding at March 31, 1996......................................     527,250         11.24
  Granted..........................................................     147,500          3.45
  Canceled.........................................................     (50,250)        12.00
                                                                     -----------       ------
Outstanding at March 31, 1997                                           624,500     $    9.34
                                                                     -----------       ------
                                                                     -----------       ------
Options exercisable at:
  March 31, 1995...................................................     133,275     $   12.01
  March 31, 1996...................................................     237,233     $   11.82
  March 31, 1997...................................................     341,056     $   10.89

    The range of exercise prices for options outstanding at March 31, 1997 was $2.0625 to $12.75

                             C. BREWER HOMES, INC.

10. STOCK OPTIONS (CONTINUED)
    The following tables summarize information about options outstanding at March 31, 1997.

                                                                   OUTSTANDING OPTIONS
                                                           ------------------------------------
                                                                              AVERAGE PRICE PER
RANGE OF EXERCISE PRICES                                   NUMBER OF SHARES         SHARE
---------------------------------------------------------  -----------------  -----------------
$ 2.065--$ 5.375                                                  197,500         $    3.89
$ 9.750--$ 9.938                                                   30,000         $    9.78
$12.000--$12.750                                                  397,000         $   12.01
                                                                  -------            ------
                                                                  624,500         $    9.34
                                                                  -------            ------
                                                                  -------            ------


                                                                   EXERCISABLE OPTIONS
                                                           ------------------------------------
                                                                              AVERAGE PRICE PER
RANGE OF EXERCISE PRICES                                   NUMBER OF SHARES           SHARE
---------------------------------------------------------  -----------------       -------
$ 2.065--$ 5.375                                                   47,535         $    4.93
$ 9.750--$ 9.938                                                   22,708         $    9.79
$12.000--$12.750                                                  270,813         $   12.03
                                                                  -------            ------
                                                                  341,056         $   10.89
                                                                  -------            ------
                                                                  -------            ------

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

    At March 31, 1997, the future minimum lease payments under this lease was as follows:

YEAR ENDING MARCH 31,
----------------------------------------------
1998..........................................                    $   12,226
1999..........................................                        10,630
                                                                     -------
                                                                  $   22,856
                                                                     -------
                                                                     -------

    In fiscal year 1996, the Company made the decision to move its corporate office from Honolulu to the island of Maui. The cost of the relocation and a related workforce reduction of $700,000 has been reflected in the Statement of Income (Loss).

                             C. BREWER HOMES, INC.

12. RELATED PARTY TRANSACTIONS

    The Company has acquired the majority of its property for development from CBCL and recognized such acquisitions at CBCL's cost basis. No such acquisition was made during the last three fiscal years.

    CBCL has allocated to the Company certain general and administrative expenses for various corporate services including legal, tax, accounting and human resources. These allocations were generally based on actual costs incurred and estimates of time devoted to supporting the Company. The allocations for the last three fiscal years were as follows (in thousands):

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

                             C. BREWER HOMES, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents quarterly financial data (in thousands, except earnings (loss) per common share):

                                                                                      EARNINGS
                                                                                     (LOSS) PER
                                                  PROPERTY     GROSS    NET INCOME     COMMON
                                                    SALES     MARGIN      (LOSS)        SHARE
                                                  ---------  ---------  -----------  -----------
1997
First Quarter...................................  $   2,423  $     357   $    (265)   $    (.03)
Second Quarter..................................      5,321        534         (82)        (.01)
Third Quarter...................................      5,321        678          82          .01
Fourth Quarter..................................      1,842        122      (2,706)        (.33)
                                                  ---------  ---------  -----------  -----------
  Year..........................................  $  14,907  $   1,691   $  (2,971)   $    (.36)
                                                  ---------  ---------  -----------  -----------
                                                  ---------  ---------  -----------  -----------

1996
First Quarter...................................  $     195  $     149   $    (520)   $   (0.06)
Second Quarter..................................      4,132      1,209         327         0.04
Third Quarter...................................        823        198        (265)       (0.03)
Fourth Quarter..................................      2,670        851      (1,009)       (0.12)
                                                  ---------  ---------  -----------  -----------
  Year..........................................  $   7,820  $   2,407   $  (1,467)   $   (0.18)
                                                  ---------  ---------  -----------  -----------
                                                  ---------  ---------  -----------  -----------

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES.

                                                                                                              PAGE
                                                                                                            ---------
1. The financial statements are included in Item 8........................................................    32-48
2. The following financial statements schedules are included in this Report:
    Schedule III--Real Estate and Accumulated Depreciation................................................     54
    Schedule IV--Mortgage Loans on Real Estate............................................................     55

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

(c) EXHIBITS.

  EXHIBIT
  NUMBER     DOCUMENT DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger, dated October 21, 1994, between C. Brewer Homes, Inc., a Hawaii corporation, and C. Brewer Homes, Inc., a Delaware corporation. (Incorporated by reference to Exhibit
               2.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
       3.1   Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
      *3.2   Bylaws of the Registrant.
       4.1   Specimen of Class A Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the
               Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No.
               33-68924.)
       4.2   Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 21, 1994.)
       4.3   Section 1 of Bylaws of Registrant. See Exhibit 3.2
       4.4   Amended and Restated Declaration of Registration Rights. (Incorporated by reference to Exhibit 4.1 of the Registrant's registration statement under the Securities Act on Form S-3, Registration Statement
               No. 33-88310.)
      10.1   Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant's
               Quarterly Report on Form 10-Q dated September 30, 1994.)
     +10.2   1993 Stock Option/Stock Issuance Plan. (Incorporated by reference to Exhibit 99.1 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
     +10.3   Form of Automatic Option Grant Agreement. (Incorporated by reference to Exhibit 10.3 of the
               Registrant's Registration statement under the Securities Act on Form S-1, Registration Statement No.
               33-68924.)

  EXHIBIT
  NUMBER     DOCUMENT DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     +10.4   Form of Employee Benefits Allocation Agreement. (Incorporated by reference to Exhibit 10.4 of the
               Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No.
               33-68924.)
     +10.5   C. Brewer and Company, Limited Pension Plan for Salaried, Non-Bargaining Unit Employees and Hilo Coast
               Processing Company Pension Plan for Salaried, Non-Bargaining Unit Employees (Defined Benefit Plan).
               (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement under the
               Securities Act on Form S-1, Registration Statement No. 33-68924.)
     +10.6   C. Brewer Homes, Inc. Performance Incentive Plan. (Incorporated by reference to Exhibit 10.6 of the
               Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No.
               33-68924.)
      10.7   Form of Intercompany Agreement. (Incorporated by reference to Exhibit 10.7 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
      10.8   Form of Asset Exchange Agreement. (Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
      10.9   Form of Option/Right of First Refusal Agreement. (Incorporated by reference to Exhibit 10.9 of the
               Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No.
               33-68924.)
      10.10  Form of Development and Management Services Agreement. (Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement
               No. 33-68924.)
      10.12  Manager's Revocable License (Lease) of premises located at 90 Waiko Road, Maui, Hawaii dated February
               8, 1993. (Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-68924.)
      10.13  Central Maui Source Development Agreement dated July 28, 1975. (Incorporated by reference to Exhibit
               10.13 of the Registrant's registration statement under the Securities Act on Form S-1, Registration
               Statement No. 33-68924.)
      10.14  Partnership Agreement between the Registrant and Schuler Homes, Inc. dated as of October 15, 1992.
               (Incorporated by reference to Exhibit 10.14 of the Registrant's registration statement under the
               Securities Act on Form S-1, Registration Statement No. 33-68924.)
      10.17  Memorandum of Agreement among the Registrant, Schuler Homes, Inc. and Maui County dated June 11, 1992.
               (Incorporated by reference to Exhibit 10.17 of the Registrant's registration statement under the
               Securities Act on Form S-1, Registration Statement No. 33-68924.)
      10.23  Sublease of premises located at 888 Kalanianaole Avenue, Hilo, Hawaii, dated as of October 1, 1993.
               (Incorporated by reference to Exhibit 10.23 of the Registrant's registration statement under the
               Securities Act on Form S-1, Registration Statement No. 33-68924.)
     +10.32  Form of Notice of Grant to be generally used in connection with the 1993 Stock Option/ Stock Issuance
               Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the
               Securities Act on Form S-8, Registration Statement No. 33-75230.)

  EXHIBIT
  NUMBER     DOCUMENT DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     +10.33  Form of Stock Option Agreement to be generally used in connection with the 1993 Stock Option/Stock
               Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 33-75230.)
     +10.34  Addendum to Stock Option Agreement (Financial Assistance). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration
               Statement No. 33-75230.)
     +10.35  Addendum to Stock Option Agreement (Limited Stock Appreciation Right). (Incorporated by reference to
               Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8,
               Registration Statement No. 33-75230.)
     +10.36  Addendum of Stock Option Agreement (Special Tax Elections). (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration
               Statement No. 33-75230.)
     +10.37  Form of Stock Issuance Agreement to be generally used in connection with the 1993 Stock Option/Stock
               Issuance Plan. (Incorporated by reference to Exhibit 99.2 of the Registrant's registration statement under the Securities Act on Form S-8, Registration Statement No. 3-75230.)
      10.39  Commercial Lease and Deposit Receipt dated as of January 18, 1995 between George Hotniansky, et al. and the Registrant. (Incorporated by reference to Exhibit 10.39 of the Registrant's registration statement on Form 10-K dated June 28, 1995.)
      10.40  Revolving Loan Agreement (Infrastructure) between the Registrant and Bank of Hawaii dated as of August
               31, 1995. (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form
               10-Q dated September 30, 1995.)
      10.41  Revolving Loan Agreement (Building) between the Registrant and Bank of Hawaii dated as of August 31,
               1995. (Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q
               dated September 30, 1995.)
      10.42  Form of Revolving Note (Infrastructure) between the Registrant and Bank of Hawaii dated as of August
               31, 1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form
               10-Q dated September 30, 1995.)
      10.43  Form of Revolving Note (Building) between the Registrant and Bank of Hawaii dated as of August 31,
               1995. (Incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q
               dated September 30, 1995.)
      10.44  First Mortgage, Security Agreement and Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly
               Report on Form 10-Q dated September 30, 1995.)
      10.45  UCC-1 Financing Statement between the Registrant and Bank of Hawaii dated as of August 31, 1995.
               (Incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q dated
               September 30, 1995.)
      10.46  Hazardous Materials Indemnity Agreement between the Registrant and Bank of Hawaii dated as of August
               31, 1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form
               10-Q dated September 30, 1995.)
      10.47  Form of Agreement between Registrant and Fletcher Pacific Construction Co., Ltd. dated as of May 30,
               1995. (Incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q
               dated September 30, 1995.)
      10.48  First Loan Modification Agreement (Infrastructure Facility) between the Registrant and Bank of Hawaii dated as of September 5, 1996. (Incorporated by reference to Exhibit 10.48 of the Registrant's
               Quarterly Report on Form 10-Q dated November 14, 1996.)

  EXHIBIT
  NUMBER     DOCUMENT DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
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

                                Executive Vice President
                                  and
                                  Chief Financial Officer
     /s/ EDWARD T. FOLEY          Edward T. Foley
------------------------------    (principal                   June 30, 1997
       Edward T. Foley            financial officer and
                                  principal accounting
                                  officer)

      /s/ KENT T. LUCIEN
------------------------------  Director                       June 30, 1997
        Kent T. Lucien

   /s/ CLINTON R. CHURCHILL
------------------------------  Director                       June 30, 1997
     Clinton R. Churchill

     /s/ DAVID A. HEENAN
------------------------------  Director                       June 30, 1997
       David A. Heenan

      /s/ PAUL C.T. LOO
------------------------------  Director                       June 30, 1997
        Paul C.T. Loo

                              C. BREWER HOMES, INC                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 (IN THOUSANDS)

                                                                                                                      COST
                                                                                                                   CAPITALIZED
                                                                                      INITIAL COST TO COMPANY     SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                    ----------------------------  -------------
DESCRIPTION                                                          ENCUMBRANCES     LAND       IMPROVEMENTS     IMPROVEMENTS
-------------------------------------------------------------------  -------------  ---------  -----------------  -------------
March 31, 1997
  Iao I (available for sale).......................................      None       $  --          $  --            $     245
  Kalihiwai Ridge II (available for sale)..........................      None             416         --                1,470
  Waiolani II (future development).................................      None          --             --                1,175
  Kehalani (in progress)...........................................    Mortgage         1,257         --               15,609
  Kaimana at Kehalani (available for sale).........................      None              85         --                7,030
  Halemalu at Kehalani (available for sale)........................      None          --             --                  290
  Iao II (available for sale)......................................      None             605         --                1,266
  Kalihiwai III (future development)...............................    Mortgage           906         --                  222
  Hilo Land (future development)...................................      None           1,117         --                  751
  Other land held for future development...........................      None             377         --                  681
                                                                                    ---------            ---      -------------
                                                                                    $   4,763      $  --            $  28,738
                                                                                    ---------            ---      -------------
                                                                                    ---------            ---      -------------
March 31, 1996
  Iao I (available for sale).......................................      None       $  --          $  --            $     233
  Kalihiwai Ridge II (available for sale)..........................      None             416         --                1,723
  Waiolani II (future development).................................      None          --             --                1,401
  Kehalani (in progress)...........................................    Mortgage         1,257         --               11,956
  Kaimana at Kehalani (available for sale).........................      None              85         --                8,904
  Halemalu at Kehalani (available for sale)........................      None          --             --                1,471
  Iao II (future development)......................................      None             605         --                1,963
  Kalihiwai III (future development)...............................      None             906         --                  194
  Hilo Land (future development)...................................      None           1,117         --                  700
  Other land held for future development...........................      None             377         --                  644
                                                                                    ---------            ---      -------------
                                                                                    $   4,763      $  --            $  29,189
                                                                                    ---------            ---      -------------
                                                                                    ---------            ---      -------------
March 31, 1995
  Iao I (available for sale).......................................      None       $  --          $  --            $     211
  Kalihiwai Ridge II (available for sale)..........................      None             416         --                1,895
  Waiolani I (available for sale)..................................      None              39         --                  170
  Waiolani II (future development).................................      None          --             --                  959
  Kehalani (in progress)...........................................      None           1,257         --                2,731
  Kaimana at Kehalani (available for sale).........................      None              85         --               11,587
  Halelani (in progress)...........................................      None          --             --                1,052
  Iao II (future development)......................................      None             605         --                1,913
  Kalihiwai III (future development)...............................      None             906         --                  167
  Hilo Land (future development)...................................      None           1,117         --                  661
  Other land held future development...............................      None             377         --                  964
                                                                                    ---------            ---      -------------
                                                                                    $   4,802      $  --            $  22,310
                                                                                    ---------            ---      -------------
                                                                                    ---------            ---      -------------


                                                                                        GROSS AMOUNT AT WHICH CARRIED AT
                                                                                                 CLOSE OF PERIOD
                                                                                      -------------------------------------
DESCRIPTION                                                          CARRYING COSTS     LAND     IMPROVEMENTS   TOTAL(1)(2)
-------------------------------------------------------------------  ---------------  ---------  -------------  -----------
March 31, 1997
  Iao I (available for sale).......................................     $  --         $  --        $     245     $     245
  Kalihiwai Ridge II (available for sale)..........................        --                58        1,470         1,528
  Waiolani II (future development).................................        --            --            1,175         1,175
  Kehalani (in progress)...........................................         2,906         1,116       15,609        16,725
  Kaimana at Kehalani (available for sale).........................         1,725            52        7,030         7,082
  Halemalu at Kehalani (available for sale)........................            22             1          290           291
  Iao II (available for sale)......................................           371           605        1,266         1,871
  Kalihiwai III (future development)...............................        --               906          221         1,127
  Hilo Land (future development)...................................        --             2,387          751         3,138
  Other land held for future development...........................        --               367          681         1,048
                                                                          -------     ---------  -------------  -----------
                                                                        $   5,024     $   5,492    $  28,738     $  34,230
                                                                          -------     ---------  -------------  -----------
                                                                          -------     ---------  -------------  -----------
March 31, 1996
  Iao I (available for sale).......................................     $  --         $  --        $     233     $     233
  Kalihiwai Ridge II (available for sale)..........................        --                71        1,723         1,794
  Waiolani II (future development).................................        --            --            1,401         1,401
  Kehalani (in progress)...........................................         1,266         1,253       13,222        14,475
  Kaimana at Kehalani (available for sale).........................         1,467            70       10,371        10,441
  Halemalu at Kehalani (available for sale)........................            91             4        1,562         1,566
  Iao II (future development)......................................           371           605        2,334         2,939
  Kalihiwai III (future development)...............................        --               906          194         1,100
  Hilo Land (future development)...................................        --               944          700         1,644
  Other land held for future development...........................        --               369          644         1,013
                                                                          -------     ---------  -------------  -----------
                                                                        $   3,195     $   4,222    $  32,384     $  36,606
                                                                          -------     ---------  -------------  -----------
                                                                          -------     ---------  -------------  -----------
March 31, 1995
  Iao I (available for sale).......................................     $  --         $  --        $     211     $     211
  Kalihiwai Ridge II (available for sale)..........................        --                79        1,895         1,974
  Waiolani I (available for sale)..................................            11             1          181           182
  Waiolani II (future development).................................        --            --              959           959
  Kehalani (in progress)...........................................           148         1,257        2,879         4,136
  Kaimana at Kehalani (available for sale).........................           425            80       12,012        12,092
  Halelani (in progress)...........................................            57        --            1,109         1,109
  Iao II (future development)......................................            56           605        1,969         2,574
  Kalihiwai III (future development)...............................        --               906          167         1,073
  Hilo Land (future development)...................................        --             1,120          661         1,781
  Other land held future development...............................        --               369          964         1,333
                                                                          -------     ---------  -------------  -----------
                                                                        $     697     $   4,417    $  23,007     $  27,424
                                                                          -------     ---------  -------------  -----------
                                                                          -------     ---------  -------------  -----------


                                                                       ACCUM.       DATE OF        DATE
DESCRIPTION                                                            DEPREC.    CONSTRUCTION   ACQUIRED      DEPREC.
-------------------------------------------------------------------  -----------  ------------  -----------  -----------
March 31, 1997
  Iao I (available for sale).......................................   $  --           N/A           N/A             N/A
  Kalihiwai Ridge II (available for sale)..........................      --         05/04/92     01/16/91           N/A
  Waiolani II (future development).................................      --           N/A           N/A             N/A
  Kehalani (in progress)...........................................      --           N/A           N/A             N/A
  Kaimana at Kehalani (available for sale).........................      --         06/01/94     12/15/93           N/A
  Halemalu at Kehalani (available for sale)........................      --         10/01/95     12/15/93           N/A
  Iao II (available for sale)......................................      --           N/A         Various           N/A
  Kalihiwai III (future development)...............................      --           N/A         Various           N/A
  Hilo Land (future development)...................................      --           N/A         Various           N/A
  Other land held for future development...........................      --           N/A         Various           N/A
                                                                            ---
                                                                      $  --
                                                                            ---
                                                                            ---
March 31, 1996
  Iao I (available for sale).......................................   $  --           N/A           N/A             N/A
  Kalihiwai Ridge II (available for sale)..........................      --         05/04/92     01/16/91           N/A
  Waiolani II (future development).................................      --           N/A           N/A             N/A
  Kehalani (in progress)...........................................      --           N/A           N/A             N/A
  Kaimana at Kehalani (available for sale).........................      --         06/01/94     12/15/93           N/A
  Halemalu at Kehalani (available for sale)........................      --         10/01/95     12/15/93           N/A
  Iao II (future development)......................................      --           N/A         Various           N/A
  Kalihiwai III (future development)...............................      --           N/A         Various           N/A
  Hilo Land (future development)...................................      --           N/A         Various           N/A
  Other land held for future development...........................      --           N/A         Various           N/A
                                                                            ---
                                                                      $  --
                                                                            ---
                                                                            ---
March 31, 1995
  Iao I (available for sale).......................................   $  --           N/A           N/A             N/A
  Kalihiwai Ridge II (available for sale)..........................      --         05/04/92     01/16/91           N/A
  Waiolani I (available for sale)..................................      --         03/01/93     10/15/92           N/A
  Waiolani II (future development).................................      --           N/A           N/A             N/A
  Kehalani (in progress)...........................................      --           N/A           N/A             N/A
  Kaimana at Kehalani (available for sale).........................      --         06/01/94     12/15/93           N/A
  Halelani (in progress)...........................................      --           N/A           N/A             N/A
  Iao II (future development)......................................      --           N/A         Various           N/A
  Kalihiwai III (future development)...............................      --           N/A         Various           N/A
  Hilo Land (future development)...................................      --           N/A         Various           N/A
  Other land held future development...............................      --           N/A         Various           N/A
                                                                            ---
                                                                      $  --
                                                                            ---
                                                                            ---

----------------------------------

N/A = Not applicable.

(1) A reconciliation of total amount at which real estate was carried to the amount at the beginning of the year is as follows:

                                                                                                         MARCH 31, 1997
                                                                                                         ---------------
Balance at beginning of year...........................................................................     $  36,606
  Additions during the year:
    Acquisitions from foreclosure......................................................................         1,443
    Improvements.......................................................................................        11,858
                                                                                                              -------
      Total additions..................................................................................        13,301
                                                                                                              -------
Deductions during the year:
  Cost of real estate sold.............................................................................        12,140
  Other asset impairment loss..........................................................................         3,537
                                                                                                              -------
      Total deductions.................................................................................        15,677
                                                                                                              -------
Balance at close of year...............................................................................     $  34,230
                                                                                                              -------
                                                                                                              -------

                                                                                                         MARCH 31, 1996
                                                                                                         ---------------
Balance at beginning of year...........................................................................     $  27,424
  Additions during the year:
    Acquisitions from foreclosure......................................................................        --
    Improvements.......................................................................................        15,237
                                                                                                              -------
      Total additions..................................................................................        15,237
                                                                                                              -------
Deductions during the year:
  Cost of real estate sold.............................................................................         4,894
  Other asset impairment loss..........................................................................         1,251
                                                                                                              -------
      Total deductions.................................................................................         6,145
                                                                                                              -------
Balance at close of year...............................................................................     $  36,606
                                                                                                              -------
                                                                                                              -------

                                                                                                         MARCH 31, 1995

                                                                                                         ---------------

Balance at beginning of year...........................................................................     $  15,352

  Additions during the year:
    Acquisitions from foreclosure......................................................................        --

    Improvements.......................................................................................        22,710

                                                                                                              -------

      Total additions..................................................................................        22,710

                                                                                                              -------

Deductions during the year:
  Cost of real estate sold.............................................................................        10,638

  Other asset impairment loss..........................................................................        --

                                                                                                              -------

      Total deductions.................................................................................        10,638

                                                                                                              -------

Balance at close of year...............................................................................     $  27,424

                                                                                                              -------

                                                                                                              -------


(2) The cost of real estate for federal income tax purposes approximates the financial statement carrying value.

                             C. BREWER HOMES, INC.                   SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE

                                 (IN THOUSANDS)

                                                        FINAL     PERIODIC                            CARRYING AMOUNT
                                          INTEREST    MATURITY     PAYMENT      PRIOR    FACE AMOUNT        OF         DELINQUENT
DESCRIPTION                                 RATE        DATE      TERMS(1)      LIENS    OF MORTGAGE  MORTGAGE(2)(3)    MORTGAGES
---------------------------------------  -----------  ---------  -----------  ---------  -----------  ---------------  -----------
March 31, 1997
First mortgage on land:
  Foy-Kalihiwai........................         9.5%   04/15/96   $     3.9        None   $     455      $     365      $  --
  Schuster-Wailea......................         9.5%   08/15/96         0.4        None          41             39         --
  M 10-Wilder Road.....................         9.3%   04/01/00        14.5        None         263            255         --
  Rosendahl-Kaiwiki....................         8.5%   04/15/99         1.2        None         146            135         --
                                                                                                            ------     -----------
                                                                                                               794              0
                                                                                                            ------     -----------
                                                                                                            ------     -----------
March 31, 1996
First mortgage on land:
  Foy-Kalihiwai........................         8.5%   04/15/96   $     3.9        None   $     455      $     371      $  --
  Fergerstrom-Kaumana..................         9.0%   06/01/96         0.9        None         105             99         --
  Takebayashi-Opea Peleau..............         9.0%   07/01/96         1.9        None         206            195         --
  Schuster-Wailea......................         9.0%   08/15/96         0.4        None          41             39         --
  Coffman-Piha.........................         9.0%   09/01/96         0.7        None          75             71         --
  KCC-Kaumana..........................        10.0%   12/23/94         N/A        None       1,450          1,443          1,443
  Johnston-Naalehu.....................         9.3%   09/20/99         0.4        None          46             44         --
  M 10-Wilder Road.....................         9.3%   04/01/00        14.5        None         263            241         --
  Rosendahl-Kaiwiki....................         8.5%   04/15/99         1.2        None         146            133         --
                                                                                                            ------     -----------
                                                                                                         $   2,636      $   1,443
                                                                                                            ------     -----------
                                                                                                            ------     -----------
March 31, 1995
First mortgage on land:
  Foy-Kalihiwai........................         8.5%   04/15/96   $     3.9        None   $     455      $     364         --
  MacWhinnie-Kalihiwai.................        11.5%   12/15/95         3.1        None         443            325         --
  Fergerstrom-Kaumana..................         9.0%   06/01/96         0.9        None         105             97         --
  Takebayashi-Opea Peleau..............         9.0%   07/01/96         1.9        None         206            192         --
  Schuster-Wailea......................         9.0%   08/15/96         0.4        None          41             39         --
  Coffman-Piha.........................         9.0%   09/01/96         0.7        None          75             71         --
  KCC-Kaumana..........................        10.0%   12/23/94         N/A        None       1,450          1,443        1,443
  Other................................         9.5%   11/15/95         N/A         N/A         N/A             42         --
                                                                                                            ------     -----------
                                                                                                         $   2,573      $   1,443
                                                                                                            ------     -----------
                                                                                                            ------     -----------

--------------------------

N/A = Not applicable.

(1) Level monthly principal payment, except for semi-annual principal payment for M 10-Wilder Road mortgage loan.

(2) A reconciliation of the total amount at which mortgage loans were carried to the amount at the beginning of the year is as follows:

                                                                        MARCH 31, 1997   MARCH 31, 1996   MARCH 31, 1995
                                                                        ---------------  ---------------  ---------------
Balance at beginning of year..........................................     $   2,636        $   2,573        $   3,049
Additions during the year:
  New mortgage loans given on real estate sales.......................        --                  497           --
  Loan repurchased....................................................        --               --               --
                                                                              ------           ------           ------
    Total additions...................................................        --                  497           --
                                                                              ------           ------           ------
Deductions during the year:
  Collections of principal............................................         1,842              434              192
  Cost of mortgages sold..............................................        --               --                  284
                                                                              ------           ------           ------
    Total deductions                                                           1,842              434              476
                                                                              ------           ------           ------
  Balance at end of year..............................................     $     794        $   2,636        $   2,573
                                                                              ------           ------           ------
                                                                              ------           ------           ------

(3) The cost of mortgage loans for federal tax purposes approximates the financial statement carrying value.

                             C. BREWER HOMES, INC.

                 FORM 10-K FOR FISCAL YEAR ENDED MARCH 31, 1997

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER      DOCUMENT DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      3.2    Bylaws of the Registrant.

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