Form 10-K
period 1998-03-31
BREWER C HOMES INC
filed 1998-07-14
CIK 912153

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22948
                            ------------------------

                             C. BREWER HOMES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             99-0145055
      (State or other jurisdiction of        (I.R.S. employer identification
       incorporation or organization)                     no.)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Company's Common Stock held by non-affiliates on June 17, 1998 was $13,447,498. For purposes of this calculation (a) directors, officers and persons believed to be beneficial owners of more than 10% of the voting power of the Company's Common Stock were excluded in the determination of non-affiliates and (b) the value of each share of Class B Common Stock (which has three times the voting power of a share of Class A Common Stock and upon sale is automatically converted into a share of Class A Common Stock) was assumed to be the closing sale price per share of Class A Common Stock as quoted on Nasdaq on June 17, 1998.

    The number of shares outstanding of each of the registrant's classes of common stock on June 17, 1998, excluding 4,335 shares of Class B Common Stock held in treasury and not deemed outstanding, was as follows:

        CLASS A COMMON STOCK (PAR VALUE $.01 PER SHARE) 3,993,749 shares CLASS B COMMON STOCK (PAR VALUE $.01 PER SHARE) 4,337,916 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    C. Brewer Homes, Inc. ("the Company"), a Delaware corporation, is a land developer and homebuilder in the State of Hawaii with land holdings and operations on the islands of Maui, Kauai, and Hawaii. The Company's executive offices are located at 255-A East Waiko Road, Wailuku, Maui, Hawaii 96793, and its telephone number is (808) 242-6833.

    The Company was initially incorporated in the State of Hawaii in October 1970 and for more than 20 years operated as the wholly owned real estate development and investment subsidiary of C. Brewer and Company, Limited ("CBCL"). During this period, the Company developed expertise in obtaining entitlements and in selling land, mainly to developers for commercial projects, golf courses, residential developments and agricultural subdivisions. Pursuant to a restructuring and distribution (the "Restructuring", described below under "THE RESTRUCTURING"), effected immediately prior to the consummation of the Company's initial public offering of Class A Common Stock in December 1993, all of the 5,750,000 outstanding shares of the Class B Common Stock of the Company were distributed by CBCL to Buyco, which in turn distributed such stock to its then 74 stockholders. The Company changed its state of incorporation to Delaware in 1994.

THE MERGER

    Pursuant to the Amended and Restated Agreement and Plan of Merger effective as of December 18, 1997 (the "Merger Agreement"), between the Company and Mauna Loa Macadamia Partners, L.P. (the "Partnership"), the Company had agreed to be merged with and into the Partnership, with the stockholders of the Company to receive 0.667 Class A Units of the Partnership for each share of the Company's Common Stock. The Merger Agreement was subject to a number of conditions, including that the Merger be approved by the stockholders of the Company and by the Class A Unitholders of the Partnership. Stockholders of the Company approved the Merger at a special meeting of stockholders held on June 26, 1998. However, at the meeting of the Unitholders held on the same date, the Merger was not approved by the Unitholders. Accordingly, by action of the Company's Board of Directors, the Merger Agreement has been terminated in accordance with its terms. The only obligations of the Company remaining under the terminated Merger Agreement are the obligation to return documents to the Partnership and the obligation to share in certain costs relating to the printing and mailing of the joint proxy statement/ prospectus and related Registration Statement on Form S-4, the Company's share of which is estimated to be approximately $120,000. As a result of these developments, the Company will review its strategic alternatives for addressing its capital and liquidity requirements while continuing to operate as a Delaware corporation engaged in the business of the development and sale of land and homes.

CURRENT BUSINESS

    As of March 31, 1998, the Company owned approximately 2,796 acres of land on the islands of Maui, Kauai, and Hawaii, including approximately 2,206 acres of land entitled for its intended use and approximately 590 acres of unentitled land. In addition, subject to certain exceptions, the Company will have the ability until December 2013 to purchase approximately 1,957 acres of additional unentitled land through a land purchase option granted to the Company by CBCL in connection with the Restructuring.

    Approximately 989 acres of the lands owned by the Company have the entitlements necessary to build approximately 3,582 residential units and approximately 1,187 acres have entitlements for approximately 52 lots. Approximately 2,527 of the Company' entitled residential units are located on the island of Maui. The Company also has entitlements for approximately 30 acres designated for commercial use. In the opinion of management of the Company, its properties are adequately covered by insurance provided by it or through CBCL.

    From late 1993 through early 1997, the Company's business strategy was focused primarily on the construction and sale of homes. In early 1997, the Company expanded its business strategy to include the development and sale of lots and parcels of land, which had been the Company's primary business strategy prior to late 1993, and to act as its own general contractor for the construction of homes for its residential development at Kaimana.

    The Company is presently selling homes in two developments on the island of Maui and offering homesites in one development on the island of Kauai. The Company has no immediate plans to build homes on its other lands and has now shifted its focus to selling its lands to other builders, developers, or investors. The Company may also participate in joint ventures with other builders, developers, or investors. The Company intends to evaluate, on a case-by-case basis, whether to sell, develop, or enter into joint ventures with respect to its properties based on the capital requirements of each project, the availability of financing, market conditions, pricing and other factors.

    The entitled lands initially offered by the Company for sale to other builders and developers were the Nanea and Makai Residential projects, comprised of 47 acres on which could be constructed a total of 406 residential units, and the Makai Commercial project, comprised of 20 acres. In December 1997, the Company entered into an agreement for the sale of Nanea for $2.2 million to an unrelated third party, and the sale was closed on March 24, 1998, with $800,000 of the sales proceeds set aside in an escrow account to fund certain infrastructure improvements at Kehalani that the County of Maui requires the Company to complete. Approximately $1.3 million of the proceeds from the sale were paid to the lenders under the Company's master credit facility. In addition, in September 1997, the Company entered into an agreement to sell the unentitled land comprising its Iao II project to an unrelated third party for $2.0 million, which sale closed on April 16, 1998, with approximately $1.9 million of the proceeds paid to the lenders under the Company's master credit facility.

    SUMMARY OF PROJECTS. The following table presents information relating to the Company's projects at March 31, 1998.

                                                                                                      SUBJECT TO
                                                                                                        PENDING
                                                                                                     CONTRACTS AT
                                                                                       ACTUAL OR                       ESTIMATED
                                                          APPROXIMATE   ESTIMATED     ANTICIPATED     3/31/98(3)      PRICE RANGE
                                                PRODUCT    REMAINING    REMAINING   DATE OF INITIAL  -------------   OF REMAINING
                                     LOCATION   TYPE(1)      ACRES        UNITS       CLOSINGS(2)    UNITS   ACRES   UNITS ($000S)
                                     --------  ---------  -----------   ---------   ---------------  -----   -----   -------------

CURRENT HOMEBUILDING ACTIVITY
  Kaimana..........................    Maui       SF             8           48          1995          28     --        182-262
  Iao Parkside(4)..................    Maui       SF             6          109          1993           4     --        99-150
                                                             -----      ---------                    -----   -----
      Subtotal.....................                             14          157                        32     --
                                                             -----      ---------                    -----   -----

ENTITLED FOR RESIDENTIAL/
  COMMERCIAL
  Kehalani(5)
    Makai Residential(6)...........    Maui        P            31          326          1999         --      --          --
    Makai Commercial(6)............    Maui        P            20        --              --          --      --          --
    Mauka Phase I..................    Maui     SF/MF/L        160          639          2000         --      --        120-325
    Mauka Phase II.................    Maui     SF/MF/L        279          805          2003         --      --        190-360
  Piihana..........................    Maui      SF/MF          79          600          2002         --      --          --
  Puueo I(7).......................   Hawaii   SF/MF/L/P       321          800          1999         --      --        85-150
  Kulaimano Phase I................   Hawaii      L/P           11           11          1998         --      --        50-325
  Kulaimano Phase II...............   Hawaii    SF/L/P         104          244          2002         --      --          --
                                                             -----      ---------                    -----   -----
      Subtotal.....................                          1,005        3,425                       --      --
                                                             -----      ---------                    -----   -----

ENTITLED FOR AGRICULTURAL--
  RESIDENTIAL(8)
  Kalihiwai Ridge II(9)............   Kauai        P            15            3          1991         --      --        196-248
  Kalihiwai Ridge III(10)..........   Kauai        P         1,127           48          2001         --      --          --
  Kaiwiki..........................   Hawaii       P            45            1          1995         --      --          345
                                                             -----      ---------                    -----   -----
      Subtotal.....................                          1,187           52                       --      --
                                                             -----      ---------                    -----   -----

UNENTITLED(11)
  Puueo II.........................   Hawaii     SF/L          164        --              --          --      --          --
  Wainaku..........................   Hawaii    SF/MF/L        121        --              --          --      --          --
  Kaumana Mauka....................   Hawaii       P            75        --              --          --      --          --
  Kaumana(12)......................   Hawaii       P           202        --              --          --      --          --
  Iao II(13).......................    Maui        P            28        --              --          --       28         --
                                                             -----      ---------                    -----   -----
      Subtotal.....................                            590        --                          --       28
                                                             -----      ---------                    -----   -----
      Total........................                          2,796(14)    3,634                        32      28
                                                             -----      ---------                    -----   -----
                                                             -----      ---------                    -----   -----

------------------------------

 (1) SF = Single-family units; MF = Multi-family units; P = Parcels; L = Lots.

 (2) Calendar year. Dates of initial closings or the Company's anticipated closing based on planning estimates and forecasts at March 31, 1998.

 (3) Refers to sales contracts that had not yet closed as of March 31, 1998; because such contracts are subject to numerous contingencies, no assurance can be given that they will result in actual closings. See, however, Note 13 below.

 (4) Represents 100% of the project by Iao Partners, a joint venture partnership, (in which the Company has a 50% interest) between the Company and Schuler Homes, Inc.

 (5) The Kehalani master-planned community includes approximately 107 acres planned for roads, schools, community recreation center, parks, and open space.

 (6) The Company is currently offering to sell the land comprising its Makai Residential and Makai Commercial projects.

 (7) The zoning for Puueo I includes up to 10 acres for neighborhood commercial use.

 (8) The agricultural zoning for these properties allows for the development of small acreage agricultural homesites.

 (9) Kalihiwai Ridge II acreage does not include a 58 acre lake lot owned by the Company that it plans to convey to the Kalihiwai Ridge Homeowners Association or Kilauea Agronomics, a subsidiary of CBCL.

 (10) The Company has entered into an exclusive listing agreement for the sale of the Kalihiwai Ridge III project, which may be sold in parcels or in bulk.

 (11) The land for these projects is not currently entitled for residential development. Based on the Company's current planning estimates, the unentitled land for the Puueo II and Wainaku projects could represent up to approximately 900 residential units.

 (12) Kaumana represents the Company's 55% undivided ownership of this 368-acre parcel of land. The other 45% is owned by Mauna Kea Agribusiness Company, Inc., an affiliate of CBCL.

 (13) On September 12, 1997, the Company entered into an agreement to sell the land comprising the Iao II project to another unrelated developer for $2.0 million. The sale closed on April 16, 1998. See "CURRENT BUSINESS" above.

 (14) Does not include approximately 647 acres of land that the Company currently owns but is obligated to reconvey to CBCL and/ or its affiliates under the Asset Exchange Agreement and Contribution Agreement entered into in connection with the Restructuring.

    CURRENT HOMEBUILDING ACTIVITY. The Company is presently building and selling homes on the island of Maui at its Kaimana project and at its 50% joint venture Iao Parkside project. During 1997 the Company completed the sale of the last of the 30 homes built at its Halemalu project.

    Kaimana is a 179-unit single-family residential project, which is part of the Company's Kehalani master-planned community on the island of Maui. The Kehalani development is expected to consist of approximately 2,100 homes, including the homes that had been planned for Nanea and the Makai Residential Parcels, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. In November 1994, the Company began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through March 31, 1998, 131 home sales had closed at Kaimana. The Company is completing the construction of the remaining homes at Kaimana, acting as its own general contractor.

    Iao Parkside is a 28-acre, 480-unit low-rise garden condominium project being constructed and sold through a 50% joint venture partnership with Schuler Homes, Inc. This project is targeted at first-time buyers under Hawaii's affordable housing policy (See "HAWAII'S AFFORDABLE HOUSING REQUIREMENTS"). The joint venture partnership began accepting reservations at this project in March 1993 and executing sales contracts in July 1993. Through March 31, 1998, 372 home sales had closed. In an effort to stimulate homes sales, the joint venture partnership has reduced sales prices. As a result, during the quarter ended December 31, 1997, the joint venture partnership recognized an asset impairment loss related to this project.

    ENTITLED RESIDENTIAL/COMMERCIAL LANDS. The Company has landholdings, identified in the foregoing table and described below, which are entitled for residential and commercial development. In light of the economy in Hawaii and the generally unfavorable market for new housing in the State, the Company's current strategy is to offer certain of its entitled lands for sale to other builders, developers, and investors. It has no immediate plans to build homes on the remainder of these lands, but may offer these lands for sale to other builders, developers, or investors (with or without installing additional infrastructure) or it may hold these lands for future development.

    The portions of the Kehalani master-planned community that have been entitled for residential development (in addition to the Kaimana project, and the project referred to as Nanea, which has been sold to an unrelated third party) include Makai Residential, Mauka Phase I and Mauka Phase II. In addition, 20 acres of Kehalani have been entitled for commercial development. The Company is currently evaluating whether it will install infrastructure needed for the construction of homes at Mauka Phase I, defer such installation or offer to sell these parcels (and the parcels comprising of Mauka Phase II) to other builders, developers, or investors.

    The Company has received entitlements for its Piihana project located on 79 acres on the island of Maui near the Company's Iao Parkside project. The Piihana project is located at the base of the West Maui Mountains, one mile northwest of the Wailuku business district. The entitlements allow up to 600 residential units. The Company has no immediate plans to develop this project.

    The Company's Puueo I project is an 800-home master-planned community located on 321 acres on the island of Hawaii, adjacent to the capital city of Hilo. The County Council has approved the Company's change of zoning application for this project to residential with ten acres designed for neighborhood commercial use. In light of current market conditions, the Company will evaluate this project before proceeding with any homebuilding activities.

    ENTITLED AGRICULTURAL-RESIDENTIAL LANDS. The Company's Kalihiwai Ridge II project on the island of Kauai is currently offering the last three rural/agricultural homesites for sale. In addition, the Company has entered into an exclusive listing agreement for the sale of the adjacent land at Kalihiwai Ridge III.

    UNENTITLED LANDS. In April 1998, the Company sold the unentitled land holdings comprising its Iao II project to an unrelated third party. The Company intends to seek entitlements for its Puueo II and Wainaku projects. The Company estimates that the Puueo II and Wainaku projects could contain up to approximately 900 residential units.

REFINANCING REQUIREMENTS.

    In July 1997 the Company entered into an agreement (the "Master Facility Agreement") with its lenders, Bank of Hawaii and City Bank (the "Lenders") to consolidate and restructure previous revolving loan agreements. The Company was indebted under the Master Facility Agreement to the Lenders as of March 31, 1998 in the principal amount of approximately $21.9 million. As of June 30, 1998, the amount outstanding under the Company's credit facility was approximately $20.0 million. By a First Amendment to Master Facility Agreement dated March 25, 1998, the maturity of the Company's credit facility was extended from May 31, 1998 to December 1, 1998. In July 1998, the Company received a commitment letter from the Lenders pursuant to which, subject to the terms and conditions set forth therein, the Lenders have agreed to amend the Master Facility Agreement to extend the maturity date from December 1, 1998 to June 30, 1999. Management of the Company intends to negotiate an extension of the Master Facility Agreement pursuant to the foregoing commitment letter and to endeavor to implement a plan of operation that will allow the Company to reduce the debt and to extend or refinance the remaining balance thereof when it becomes due. There can be no assurance, however, that a substantial reduction of the Company's indebtedness or a refinancing thereof on satisfactory terms will be achieved. Failure to substantially reduce, extend, or refinance such indebtedness would have a material adverse affect on the Company.

THE RESTRUCTURING

    Until 1993, the Company was a wholly owned subsidiary of CBCL. In the 1993 Restructuring, 5,750,000 shares of the Company's Class B Common Stock were distributed to Buyco by CBCL and then distributed by Buyco to its stockholders (the "spin-off"). CBCL also transferred to the Company's CBCL's entire inventory of entitled land, as well as certain unentitled land, and granted the Company an option/ right of first refusal to purchase approximately 1,982 additional acres of unentitled land, together with certain other assets. The Company then completed a public offering of 2,500,000 shares of Class A Common Stock. The Class A Common Stock is identical to the Class B Common Stock except that the Class B Common Stock is entitled to three votes per share, while the Class A Common Stock is entitled to one vote per share and Class B Common Stock converts to Class A Common Stock each time a share is sold or transferred. All holders of Class B Common Stock were stockholders of Buyco at the time of the spin-off. As of April 30, 1998, the Class B Common Stock represented about 55% of the outstanding stock, and about 78.6% of the voting power, of the Company.

    As part of the Restructuring, CBCL and its subsidiaries transferred to the Company CBCL's entire inventory of entitled land (approximately 731 acres) and certain unentitled land (approximately 725 acres) at historical cost. Furthermore, CBCL granted the Company an option to purchase up to approximately 1,982 additional acres of unentitled land on the islands of Maui and Hawaii at fair market value at the time of exercise of the option. See "RELATIONSHIPS WITH
C. BREWER AND COMPANY, LIMITED."

    Of the land transferred to the Company by CBCL, the transfer of approximately 656 acres (principally comprising the Company's land on the island of Maui) was effected as a contribution to capital. The transfer of the balance of the land, consisting of approximately 800 acres on the island of Hawaii, was effected as an exchange for approximately 11 acres of unentitled land located on the island of Kauai and 18,130 acres of unentitled land located on the island of Hawaii owned by the Company (on which land the Company believes residential and commercial development are not feasible within the next 20 years based on the Company's estimate of the time necessary to obtain the required entitlements and complete the necessary infrastructure). The Company also transferred to CBCL all of the capital stock of Kilauea Irrigation Co., Inc.

    In connection with the Restructuring, the Company and CBCL entered into a number of agreements for the purpose of defining their ongoing relationship, including certain tax and other indemnification arrangements. These agreements were not the result of negotiations between independent parties. There can be no assurance that each of such agreements is, or all of them taken as a whole are, on terms comparable to those that would have resulted from negotiations between unaffiliated parties. The ongoing relationship between the Company and CBCL, including the amendment of any of the agreements between the Company and CBCL, could result in conflicts of interest between the Company and CBCL. Such conflicts of interest will be resolved by a committee of the Board of Directors of the Company comprised of two directors who are not officers or employees of the Company or any of its affiliates, including CBCL ("Outside Directors"), and one employee-director. See "RELATIONSHIPS WITH C. BREWER AND COMPANY, LIMITED."

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

    Buyco obtained a ruling from the Internal Revenue Service (the "IRS") that the distribution of the shares of Class B Common Stock to the Buyco stockholders as part of the Restructuring qualified as a tax-free "spin-off" under Section 355 of the Internal Revenue Code, and accordingly no taxable gain or loss was recognized by the Company, Buyco, or CBCL upon such distribution. The IRS ruling does not cover all tax aspects of the Restructuring, and certain transactions undertaken prior to or as part of the Restructuring could give rise to substantial federal and state income taxes for CBCL and the Company. CBCL and its affiliated companies (other than the Company) have agreed to indemnify the Company against all such taxes, as well as against all taxes arising from operations of members of the Buyco affiliated group (other than taxes arising from the Company's operations during 1993 and after) and intercompany transactions between members of the group prior to the Restructuring. To the extent that any taxes for periods through the Restructuring are assessed against the Company, and CBCL and its affiliated companies (other than the Company) are unable to satisfy their indemnity obligations, there could be a material adverse effect on the Company.

THE HAWAII ECONOMY

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui and also on the islands of Kauai and Hawaii. In addition, all of the Company's operations on Maui are concentrated in central Maui. Although the State of Hawaii was one of the country's fastest growing economies in the late 1980's, Hawaii has experienced a dramatic slowdown in the 1990's. After adjusting for inflation, Hawaii's gross state product grew 0.9% in 1992, 0.4% in 1993, 0.0% in 1994, 0.5% in 1995 and 0.9% in 1996, and is
estimated to have grown 1.1% in 1997, after having grown by a total of 18.9% between 1986 and 1990 and at an average annual rate of 4.1% between 1959 (Statehood) and 1995, in each case according to the State of Hawaii Department of Business, Economic Development and Tourism. Hawaii's economy and many of its major industries, such as tourism, are affected by the economies of Asia. Recently, several Asian countries have experienced economic problems such as currency devaluation and slow growth, and these problems may lead to adverse effects on Hawaii's tourism industry. The stagnant condition of the Hawaii economy has adversely affected the Hawaii real estate market, and in turn the results of the Company's operations.

THE HAWAII LAND ENTITLEMENT AND DEVELOPMENT PROCESS

    Much of the developable land in the State of Hawaii, particularly on the islands of Maui, Kauai, and Hawaii, has historically not been supported by adequate public infrastructure (e.g., roads, water, electricity, sewage, drainage, and other facilities) necessary for development. As a result, developers are generally required to provide such improvements, the cost of which creates difficulty in profitably pricing their homes. Infrastructure constraints also limit the speed at which new properties could be developed, independent of environmental and other land use considerations. The total investment in infrastructure for a large master-planned community in Hawaii can be substantial.

    The Company's planned residential and commercial projects are long-term in duration. In Hawaii, it can take in excess of ten years from the decision to develop unentitled land until the property is sold, depending on the nature of the governmental approval process, the project's size, the state of the economy and the physical characteristics of the site. In addition, before planned projects can generate any revenue, significant capital expenditures and carrying costs are required for, among other things, compliance with governmental land use and environmental requirements, land development, and installation of infrastructure.

    The entitlement process required to develop property in Hawaii involves numerous state and county discretionary regulatory approvals. Conversion of an unentitled parcel of land to residential zoning usually requires the following approvals: adoption of or amendment to the County Community Plan to reflect the desired general land use; approval by the State Land Use Commission to reclassify the parcel to an urban designation; County Council approval to rezone the property to the specific use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. In obtaining the necessary land entitlements at the state and county levels, the Company obtains approvals from these authorities for related matters, including density, provisions for affordable housing, roads, utilities, and the dedication of acreage for schools, parks, and other purposes. County approval is typically obtained after state approval. Subsequent to county approval of entitlements, subdivision approvals and building permits must be obtained. The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, such as requirements for construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land and provisions of affordable housing.

    The development process for a planned residential project entails a range of activities, including architectural design, civil engineering, grading raw land, constructing public infrastructure such as streets, utilities and public facilities, and finishing individual homesites. The Company intends to design and control the construction and installation by third parties, including contractors and subcontractors, of all infrastructure in its planned projects. As part of its planned projects, the Company intends to contract with third parties to construct or develop community facilities including schools, libraries, community centers, parks or other essential and/or recreational facilities. The Company may also contribute or donate land for such use. The Company believes that phased development of its projects will provide flexibility to react to changing market conditions and to create stable and attractive neighborhoods.

    The climates and geology of Hawaii present certain risks of natural disasters. For example, certain of the Company's projects are located on the island of Hawaii, where the Kilauea volcano is currently active, and hurricanes have caused substantial damage in recent years, particularly on Kauai in 1992. To the extent that hurricanes, severe storms, volcanic eruptions or other natural disasters occur, the Company's business may be adversely affected.

THE HOMEBUILDING INDUSTRY

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

    The Company is also subject to certain risks associated with the availability and cost of materials and labor, delays in construction schedules, and cost overruns. For example, homebuilders nationwide have experienced significant volatility in the cost of lumber, with lumber prices varying by as much as 50% over a several month period. The Company's developments are also susceptible to delays caused by strikes or other events involving construction trade unions. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. In addition, the Company's operations are susceptible to delays caused by weather disturbances, international events affecting the shipping industry and the transportation of building materials necessary for the Company's business, and other factors not within a developer's control.

CONSTRUCTION

    In the past, all construction activities for the Company were typically performed by experienced general contractors who entered into fixed-price contracts for the construction of infrastructure and homes for specific residential developments. However, beginning in fiscal year 1998, the Company began operating as its own general contractor for the construction of homes at its Kaimana project. As a result, the Company is subject to the risks inherent in establishing a new line of business. The general contractor manages the construction process, coordinates the activities of all subcontractors, suppliers and inspectors, and follows plans prepared by consulting architects and engineers who are retained by the Company and whose designs are responsive to the local market conditions. Engineering, site preparation and environmental impact analysis work is contracted to independent firms that are familiar with local requirements.

    The Company employs a number of individuals with experience in land development and building construction, including architectural design, construction, marketing and finance. These skills are collectively applied toward each development opportunity to arrive at a product that incorporates the recommendations of key staff, as well as outside consultants. Company management makes all significant product design and building decisions and monitors the construction of each project relative to the budget, timing, and quality standards established by the Company. Projects under construction are inspected regularly by employees and professional consultants to ensure product quality.

    Construction time for the Company's homes depends on the time of year, availability of labor, materials and supplies and other factors. See "GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS." Materials and supplies are generally secured by independent contractors, subcontractors, and suppliers from customary trade sources. Construction time for multi-family homes generally ranges from five to nine months, and construction time for detached single-family homes generally ranges from two to four months. Construction time for land development depends on the size, nature, and ultimate use of the property.

    The Company is not presently experiencing any serious labor or material shortages. However, in the past, the Hawaii construction industry has experienced serious labor and material shortages. Delays in development of property due to these shortages or to inclement weather conditions could have an adverse effect upon the Company's operations. In addition, the Company's operations are susceptible to delays caused by strikes, weather disturbances, and international events affecting the shipping industry and the transportation of materials to Hawaii.

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

PRODUCT LINES

    The Company offers for sale a variety of properties tailored to meet the specific demands of the demographic and socio-economic markets it serves. These products range from larger parcels of unentitled and entitled land, to lot sales, to the sale of finished homes. The Company also plans to sell or develop the commercial areas designated in certain of its projects. The particular product line selected by the Company is dependent on a number of factors, including the Company's analysis of market demand, the cost of acquiring and developing the underlying parcels of land, the size and category of competing products generally available in the area, the demographic and economic characteristics of the specific market, and general economic conditions.

    The Company's current properties offered for sale allow builders to target entry-level and first-time move-up buyers. The Company believes that it is positioned to meet the changing needs of the market as a result of its intent to develop land for sale in phases suitable to meet current demand and through its ability to modify its plans as marketing circumstances change.

    The Company believes that providing amenities for new home communities enhances the inherent value of the communities and the desirability of the Company's property in the market. These amenities are designed to create a family-oriented environment and an enhanced lifestyle. By developing property in close proximity to schools, parks, shopping and community recreation centers, the Company believes it offers its customers uniquely attractive housing opportunities.

MARKETING AND SALES

    The Company maintains its own real estate brokerage operation. Marketing programs and materials are developed with the assistance of consultants in graphics, advertising, copy writing and public relations. The Company advertises and promotes its products in local print media, including newspapers and magazines.

    The Company is currently using three model homes at Kaimana to promote this subdivision at its Kehalani project. The Company sells its products both through its own sales force and in conjunction with cooperating brokerages. The Company has negotiated an exclusive sales arrangement with a broker for its Kalihiwai Ridge II and Kalihiwai Ridge III projects. The Company's joint venture partnership, Iao Partners, has entered into an exclusive sales arrangement with its joint venture partner, SHI, for the sale of homes at the Iao Parkside project.

    The Company seeks to price its homes competitively and to market its homes in advance of construction, in an effort to minimize levels of unsold inventory. The Company accomplishes these pre-sales by publishing a pre-sale advertisement and entering into pre-construction sales contracts with the purchasers. The sales contracts generally provide for requisite mortgage approval within a specified period, and the Company attempts to minimize cancellations by requiring a cash deposit and assessing the financial qualifications of potential home buyers. The Company's sales contracts are typically subject to cancellation by the purchaser under specified circumstances, such as the failure to obtain financing.

    The Company believes that the rate of new home sales continues to be negatively effected by a lack of confidence in Hawaii's economy by prospective home buyers. If new home sales rates continue at their current levels or decline further, the Company's financial results will continue to be adversely affected. In response to current market conditions, the Company has provided, and may provide in the future, certain sales incentives to stimulate buyer interest. In addition, the Company has in the past, and may in the future, lower sales prices to encourage buyers to purchase homes. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future.

CUSTOMER FINANCING

    Virtually all home buyers utilize long-term mortgage financing to purchase their homes and lenders generally make loans only to borrowers who satisfy such lender's income and other requirements. Although mortgage financing for qualified home buyers is currently available, there can be no assurance that mortgage financing will remain readily available to the Company's customers due to generally negative economic conditions in Hawaii, the restricted ability of banks and savings and loan institutions to finance the purchase of homes by home buyers, and other factors. In particular, during periods of high interest rates, it is generally more difficult for people to qualify for mortgage loans due to the higher payments associated with higher interest rates. Moreover, restrictions on the deductibility of mortgage interest for federal income tax purposes could adversely affect the Company's operations.

    The Company has, from time to time, provided medium-term mortgage financing to its customers in conjunction with the sales of land and residential lots. The Company generally requires a down payment of 20% to 25% of the sales price on a Company-financed transaction for lots and land parcels. The Company reviews each loan application on the merits of each applicant. Consideration is given to, among other factors, the applicant's monthly debt payments-to-income ratio, the applicant's liquid assets, net worth, and credit payment history. The Company currently offers mortgage financing to purchasers of lots at its Kalihiwai Ridge II project and, on a limited basis, a second mortgage of up to 20% of the selling price for certain homes at its Kaimana project. The Company may continue to provide customer mortgage financing for future land and home sales.

COMPETITION AND MARKET FACTORS

    The land development and homebuilding industries are highly competitive. The Company competes for financing, raw materials and skilled labor. Moreover, the Company competes for land and residential sales with numerous large and small developers, including some developers with greater financial and other resources than the Company, government built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing.

    The real estate industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally, and by interest rates and unemployment levels in particular. The Company believes that the general slowdown in Hawaii's economy, including increases in the unemployment rate, has caused a decline in Hawaii's home sales rates, which has increased the competition for home buyers among Hawaii's homebuilders and developers. Various other factors affect the housing industry and demand for new homes, including the availability of labor and materials and the costs thereof, changes in costs associated with home ownership such as changes in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

HAWAII'S AFFORDABLE HOUSING REQUIREMENTS

    Governmental agencies in Hawaii have implemented formal and informal policies at both the state and county levels to increase the supply of low- and moderate-income housing. As a condition to classifying land for urban development, the Hawaii State Land Use Commission and the County Councils for each county in Hawaii have determined, on a project-by-project basis, requirements for the provision by residential developers of "affordable" housing, most often at the time of entitlement proceedings before those bodies. Generally, the State of Hawaii has required developers of residential projects to offer for sale to eligible buyers a portion (typically 50% to 60%) of the total number of units in the project at prices that are affordable to buyers whose incomes range up to 140% of the local median income. Counties in Hawaii have generally supported this policy and often have imposed requirements that may be more restrictive than that imposed by the State. For purposes of determining whether a home is "affordable," the Hawaii State Land Use Commission and the counties assess whether a purchaser is able to satisfy certain specified income criteria. Margins on "affordable" homes could decline if interest rates rise, since affordable home price levels vary inversely with interest rates.

    Generally, homes sold under government-imposed price limitations must first be offered to owner-occupants. If, after 180 days, such homes have not been purchased by qualified purchasers or by the State or county, they may then be sold to any other purchaser at the affordable price. In addition, to ensure that homes sold pursuant to "affordable" housing requirements remain "affordable" to other eligible buyers and to prevent speculation, State and local governments typically impose transfer restrictions on purchasers of "affordable" homes. These restrictions generally provide that if a home is to be sold or transferred within a one-to-ten-year period following its original sale, the government has the option to purchase the home on a formula price basis.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    Changes in federal income tax laws and state and local property tax laws may affect demand for and, therefore, the value, of developable real property. In addition, various federal, state and local authorities regulate the manner in which the Company conducts its sales activities and other dealings with its customers. Approvals may be required for sales literature and contract forms, among others. The Company is also subject to a number of laws imposing disclosure requirements with respect to its developments. For example, the Federal Consumer Credit Protection Act requires that, among other things, certain disclosures be made to purchasers about finance charges in credit transactions.

    The Company is subject to local, state and federal statutes, ordinances, rules and regulations protecting health and safety, archeological preservation laws, and environmental laws, including laws protecting endangered species. The particular laws which apply to any given project vary greatly according to the site, the site's environmental condition, and the present and former uses of the site. Environmental laws (i) may cause the Company to incur substantial compliance, mitigation and other costs, (ii) may prohibit or severely restrict development in certain environmentally sensitive areas, and (iii) may delay completion of the Company's projects. Some of the properties held for development by the Company were used for large agricultural operations, which involved the use of pesticides and other agricultural chemicals. Although environmental laws have not had a material adverse effect on the Company to date, and management is not currently aware of any environmental compliance issues that are expected to have a material adverse effect on the Company, no assurance can be given that such laws will not have a material adverse effect on the Company's operations in the future.

RESTRICTIONS ON LAND USE AND DEVELOPMENT

    The Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. Approximately 590 acres of the Company's existing supply of land and the approximately 1,957 acres currently subject to the option granted to the Company by CBCL are not fully entitled. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities relating to such matters as permitted land uses and levels of density, the installation of utilities, and the dedication of acreage for open space, parks, schools, and other community purposes. After these entitlements are granted, subdivision approvals and building permits must be obtained. Changes in circumstances or in applicable law may require amended or additional approvals. Based on the Company's experience, it may take over ten years from the decision to develop unentitled land until the sale of an entitled parcel. The Company may incur substantial costs in connection with the land use approval process. In addition to costs and fees required in connection with various applications, counties may assess "impact fees" based on governmental assessment of the effects of the Company's projects on existing communities, including such things as infrastructure, transportation, waste disposal, education, and air quality. The Company is subject to risks associated with changes in governmental regulations and increases in property taxes and other governmental fees.

INSURANCE

    CBCL has agreed to continue to provide the Company with insurance coverage under certain of CBCL's policies and self-insurance programs. The insurance provided by CBCL includes property damage, builders' risks, general and automobile liability, workers' compensation, blanket crime, and fiduciary liability. The Company may elect to obtain its own insurance coverage in the future and may, in such event, terminate the insurance coverage from CBCL after giving proper notice thereof. The Company is required to reimburse CBCL for the Company's share of the premiums for such coverage.

    In addition, subsequent to Hurricane Iniki in September 1992, many of the insurance companies doing business in Hawaii have restricted, curtailed, or suspended the issuance of homeowners' insurance policies on single-family and multi-family homes. This has had the effect of both reducing the availability of hurricane insurance and, in general, increasing the cost of such insurance. Mortgage financing for a new home is conditioned on, among other things, the availability of adequate homeowners' insurance. There can be no assurance that homeowners' insurance will be available or affordable to prospective purchasers of the Company's homes. Long-term restrictions on or unavailability of homeowners' insurance could have a material adverse effect on the Company's business. Although the price and availability of insurance have not had a material adverse effect on the Company's business, no assurance can be given that such price and availability of insurance will not have a material adverse effect on the Company's business in the future.

TITLE TO PROPERTIES

    As a result of title uncertainties with respect to certain of its properties, the Company is sometimes unable to obtain a title insurance policy, delivery of which is typically a condition to obtaining financing for a project or selling a parcel of land. The Company believes that this condition exists with respect to approximately one acre of its 79 acres of land at its Piihana project. In order to cure title defects and obtain appropriate title insurance, the Company has initiated, or intends to initiate, legal actions to "quiet title" to such parcels in its name. The process of prosecuting actions through the quiet title process can be lengthy and could have the effect of delaying the Company's planned development of particular projects and increasing their cost. No assurance can be given that the Company will prevail in its current or intended title actions or will otherwise be able to obtain insurable title to such properties. Based on currently available information, the Company believes that none of these property title matters will have a material adverse effect on its business.

RELATIONSHIPS WITH C. BREWER AND COMPANY, LIMITED

    In connection with the Restructuring in 1993, the Company and CBCL entered into a number of agreements for the purpose of defining their ongoing relationship. These agreements were not the result of negotiations between independent parties. There can be no assurance that each of such agreements is, or that all of the agreements taken as a whole are, on terms comparable to those that would have resulted from negotiations between unaffiliated parties. Additional or modified agreements, arrangements, and transactions may be entered into by the Company, CBCL, and/or its affiliates in the future.

    Set forth below are summaries of certain agreements, arrangements, and transactions among the Company, CBCL, and certain of its affiliates. Also set forth below is a description of the guaranty provided by CBCL to the Lenders in connection with a portion of the indebtedness under the Master Credit Agreement. The discussions with respect to such agreements are qualified in their entirety by reference to the agreements as filed with the Securities and Exchange Commission.

    INTERCOMPANY AGREEMENT. The Intercompany Agreement between the Company, CBCL, and certain of CBCL's affiliates provides:

        (a) CBCL shall make available to the Company, at the Company's request, various management services to the Company, including human resources and risk management. The Company currently pays $2,500 per month to CBCL for such services. In addition, CBCL shall be reimbursed for any out-of-pocket expenses incurred in connection with providing the services, as well as for extraordinary services. The provisions for such services were formally extended through July 31, 1998 and are currently under consideration for further extension. CBCL makes no representations or warranties with respect to such services, except that CBCL agrees to perform such services with the same degree of care, skill and prudence customarily exercised in its own operations. CBCL is not liable for any losses or damages suffered in respect to such services performed, other than losses or damages arising from CBCL's intentional or negligent failure to perform or its negligence in the performance of such services.

        (b) CBCL and the Company grant each other access to certain records and information in its possession. Each party was required to retain all such information in its possession until December 1996, (other than tax returns and related documents, which may be requested to be retained for a longer period), and thereafter each party is required to give the other party prior notice of any planned disposition of such information.

        (c) CBCL shall maintain insurance coverage for the Company under insurance policies issued to CBCL, for which the Company shall pay a premium, subject to renegotiation annually. The insurance includes property damage, builders' risk, general and automobile liability, blanket crime and fiduciary liability. Risks not covered under such policies or programs are borne by the Company. Either party may terminate the insurance coverage, in whole but not in part, on 120 days' prior written notice. If the Company terminates the insurance coverage, the Company will nonetheless be obligated to pay the then current annual premium. If CBCL terminates the insurance coverage, the Company will receive a pro-rata refund on the premium paid.

        (d) CBCL grants to the Company in perpetuity (subject to the conditions described below) an exclusive royalty-free right and license to use the trade name, trademark, and service mark "C. Brewer" as the distinctive portion of the Company's name and in connection with the development and sale of real estate. The Company may sublicense the trademark and may change the form and manner of the trademark, in each case subject to the prior written approval of CBCL, which shall not be unreasonably withheld. As a condition of the trademark license, the Company will establish and maintain quality control standards, policies, and procedures acceptable to CBCL. The trademark license may be terminated by CBCL only on an uncured material breach of the provisions relating to the trademark license or on the insolvency or liquidation of the Company.

        (e) CBCL and their affiliated companies (other than the Company) will pay all federal and state income taxes and other taxes accruing to the affiliated group of corporations prior to the Restructuring and pay all taxes arising from the Restructuring (including any taxes resulting from the transfer of assets to CBCL and its affiliates pursuant to the Restructuring); provided that the Company shall pay all taxes associated with the Company's operations accruing after the Restructuring and certain fees and conveyance taxes arising from the transfer of assets from the Company to affiliates of CBCL as part of the Restructuring.

    ASSET EXCHANGE AGREEMENT AND CONTRIBUTION AGREEMENT. The Company, CBCL, and certain of CBCL's subsidiaries, in December 1993, entered into an Asset Exchange Agreement (the "Asset Exchange Agreement") and a Contribution Agreement (the "Contribution Agreement"), which together provided for the principal corporate transactions required to effect the Restructuring, including the transfer to the Company of CBCL's inventory of entitled land and certain unentitled land at CBCL's historical cost basis, the transfer by the Company to CBCL of certain unentitled, undeveloped land as well as the stock of Kilauea Irrigation Co., Inc., and the allocation between the Company and CBCL of certain liabilities. The Asset Exchange Agreement contains representations by the parties thereto regarding each company's ownership of the real property being transferred by it in connection with the Restructuring. The Contribution Agreement contains representations by CBCL and certain of its subsidiaries regarding their ownership of the real property being contributed by them to the Company in connection with the Restructuring.

    Subject to certain exceptions, these agreements provide for assumptions of obligations and liabilities and cross-indemnities designed to allocate financial responsibility for general corporate liabilities and income taxes. The liabilities assumed by the Company include certain liabilities specifically assumed by the Company arising out of or in connection with the real property transferred by the Company to CBCL. Liabilities assumed by CBCL include liabilities primarily arising out of or in connection with real property transferred to the Company by CBCL and to CBCL by the Company in the Restructuring, including environmental liabilities and liabilities for any deferred or rollback taxes with respect to such property. Both the Asset Exchange Agreement and the Contribution Agreement include procedures for notice and payment of indemnification claims and provide that a party required to indemnify another party for a claim or suit brought by a third party may elect to assume the defense of such claim. Any indemnification payments will be adjusted to reflect the receipt of insurance proceeds and the effect of federal, state and local taxes. In addition, to the extent that CBCL or any affiliate of CBCL defaults in the making of any indemnification payments owed to the Company and such default is not cured, the Company may offset against such defaulted amounts any payments owed by it to CBCL pursuant to the CBCL Land Option at a rate of $1.20 for every $1.00 of unpaid indemnification obligation.

    CBCL LAND OPTION. The Company, CBCL, and certain subsidiaries of CBCL are parties to the CBCL Land Option which provides, among other things, that for 20 years from December 1993, the Company will have the option to purchase up to approximately 1,982 acres of currently unentitled land in the State of Hawaii from CBCL at its fair market value (less a discount of 3.5%, representing customary selling costs avoided by CBCL) at the time of exercise of the option. The Company will undertake an appraisal of such property at the time of exercise of the option and will not be required to purchase any property at a price above such appraisal (less a discount of 3.5%, representing customary selling costs avoided by CBCL). In the event the Company and CBCL are unable to agree on a fair market value, the fair market value will be determined by a three-party appraisal procedure set forth in the CBCL Land Option.

    If, prior to the Company' exercise of the CBCL Land Option, CBCL desires to sell such property, the Company has a right of first offer and a right of first refusal prior to the sale of such property to a third party upon the same terms as those available to a third party. CBCL is restricted from developing or causing to be developed any of its properties for residential use until December 15, 2003. However, CBCL retains the right (i) to subdivide its properties, (ii) subject to the option and right of first refusal, to sell its properties, and
(iii) subject to the option and right of first refusal, to hold direct and indirect interests in entities that are engaged in planning or construction of such properties, provided that neither CBCL nor any of its subsidiaries controls any such entity or is actively involved in the development of such residential real estate.

    To date, the Company has purchased 18 acres of land pursuant to the CBCL Land Option, all of which it has since resold, and CBCL has, with the Company's consent, sold 7 acres of land covered by the option to a third party. As of March 31, 1998, the property subject to the CBCL Land Option is described in the following table. All such land is unentitled.

                                                                                    APPROXIMATE
PROPERTY                                                                LOCATION      ACREAGE
----------------------------------------------------------------------  ---------  -------------
Waiolani II...........................................................       Maui           56
Iao III...............................................................       Maui           80
Wailuku II............................................................       Maui          511
Maalaea...............................................................       Maui          261
Paukukalo.............................................................       Maui            5
Papaikou Point........................................................     Hawaii          107
Kukui Point...........................................................     Hawaii          102
Pepeekeo Point........................................................     Hawaii          812
Papaikou..............................................................     Hawaii           23
                                                                                         -----
  Total...............................................................                   1,957
                                                                                         -----
                                                                                         -----

    GUARANTY BY CBCL OF A PORTION OF HOMES CREDIT FACILITY. The Master Facility Agreement between the Company and the Lenders provides for a maximum outstanding principal balance of approximately $31.4 million and includes: (i) four individual commercial mortgage loans in the aggregate amount of approximately $21.4 million with per annum interest rates ranging from the Bank of Hawaii's base rate (the "Base Rate") plus 1% to the Base Rate plus 2%, (ii) a revolving line of credit for borrowing up to $6 million for working capital purposes with a per annum interest rate at the Base Rate plus .5% (the "Working Capital Line of Credit"), and (iii) a revolving line of credit for borrowing up to $4 million for home construction at the Company's Kaimana and Halemalu projects with a per annum interest rate at the Base Rate plus 1%. On March 31, 1998, the Base Rate was 8.5%. CBCL currently guarantees the indebtedness of the Company under the Working Capital Line of Credit, and the Company's obligation to repay any amounts advanced under such guaranty is secured by a first mortgage lien on the Kalihiwai Ridge III property.

    The indebtedness under the Master Facility Agreement currently matures on December 1, 1998, but the Lenders have committed to extend the maturity to June 30, 1999 and to require that only 50% of the proceeds of any sales of the Company's unencumbered lands be applied to reduce the indebtedness. The Lender's commitment is subject to several conditions, including but not limited to adjustment of the interest rates on all credit facilities under the Master Facility Agreement, other than the working capital line, to 1.5% above the Base Rate, extension of the CBCL guarantee and the payment of certain fees. CBCL has agreed to extend its guarantee and the Company intends to negotiate with its Lenders to finalize the terms on which its credit facilities are extended pursuant to this commitment.

BONDS AND OTHER OBLIGATIONS

    The Company is frequently required, in connection with the development of its projects, to obtain performance, maintenance, and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build the specific project, the Company would be obligated to reimburse the issuing surety or bank. At March 31, 1998, there were approximately $6.2 million in outstanding bonds for such purposes.

EMPLOYEES

    The Company currently employs 14 people full-time, of whom eight are executive, accounting and administrative personnel, five are project management and land development personnel, and one is a sales person. This compares with a work force of 40 full-time employees as of March 31, 1995. Although none of the Company's employees are covered by collective bargaining agreements, certain of the subcontractors engaged by the company (acting as its own general contractor in connection with the Kaimana project) are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the names and respective ages as of March 31, 1998 of the executive officers of the Company who are elected by and serve at the discretion of the Board of Directors:

NAME                       AGE                              POSITION
-------------------------  ---   ---------------------------------------------------------------
Seth A. Bakes............  44    President and Chief Executive Officer
Edward T. Foley..........  46    Executive Vice President and Chief Financial Officer
B. Eben Dale.............  52    Vice President, Hawaii Operations/Legal and Corporate Secretary

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

    Edward T. Foley has been the Company's Executive Vice President and Chief Financial Officer since January 1997. From April 1994 to December 1996, he was Senior Vice President and Chief Financial Officer of the Company. From June 1990 to June 1993, he was Vice President and Corporate Controller of Castle & Cooke Properties, Inc., a large real estate developer in Hawaii and California. From June 1985 to June 1990, he was Assistant Corporate Controller of Dole Food Company, Inc. Pursuant to the terms of a release and separation agreement dated August 13, 1997, as amended, Mr. Foley's employment by the Company is expected to terminate during July 1998. However, subject to the terms and conditions specified in a consultant agreement dated August 13, 1997, as amended, Mr. Foley will provide limited consulting services for six months following his separation from the Company as an employee.

    B. Eben Dale has been the Company's Vice President, Hawaii Operations/Legal and Corporate Secretary since August 1993. From August 1991 through July 1993, he was the Company's Vice President, Ka'u Projects/Legal and from October 1989 to July 1991, he was Manager, Ka'u Projects/Legal. From January 1987 through September 1989, he was the Company's Manager, Legal and Property Control. From November 1984 to December 1986, he was Staff Attorney and Manager, Property Planning and Control, and from September 1982 to October 1984, he was Staff Attorney. Pursuant to a letter agreement effective as of December 1, 1997 between the Company, Mr. Dale and Ka'u Agribusiness Company, Inc. ("Ka'u"),

Mr. Dale is currently serving the Company only in the capacity of Corporate Secretary. The Company is receiving reimbursement from Ka'u for whom Mr. Dale is performing services, in an amount equal to approximately 85% of Mr. Dale's compensation and related benefits.

ITEM 2. PROPERTIES.

    On the island of Maui, the Company rents 2,500 square feet of office space on a month-to-month basis pursuant to a lease with a subsidiary of CBCL. The Company believes that the rent it pays to CBCL is no more favorable than that which would be paid to a third party for comparable space.

    On the island of Hawaii, the Company leased approximately 645 square feet of office space. This lease will expire in January 1999. In March 1998, the Company sublet this office space for the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

    MERGER LITIGATION. Waterside Partners, which became a limited partner of Mauna Loa Macadamia Partners, L.P. (the "Partnership") in October 1997, filed a derivative action on behalf of the Partnership in the Court of Chancery of the State of Delaware (Civil Action No. 16121-NC) on January 5, 1998, naming the Partnership, the Managing Partner, the five directors of the Managing Partner, the Company, and CBCL as defendants. The plaintiff alleges that J.W.A. Buyers owns a majority of the shares of Buyco (and by reason thereof is purported to control CBCL, Mauna Loa, and the Managing Partner), owns 19.5% of the Company and is the Chairman of the Board of the Company, CBCL and the Managing Partner; that defendant Kent T. Lucien is a director of both the Company and the Managing Partner, as well as an officer of CBCL, Mauna Loa and the Managing Partner; that the Partnership has farming contracts with CBCL's affiliates; and that the Partnership sells its macadamia nuts to Mauna Loa. The complaint asserts that the Partnership has had consistent and improving operating results over the past few years, but that the Company lost money in 1996 and 1997, may not be able to obtain new credit facilities when its current credit facilities mature, and will likely be required to file bankruptcy proceedings if it is unable to secure new capital. The complaint further alleges that J.W.A. Buyers determined to use the Partnership to salvage his investment in the Company; that the Merger is unfair to the Partnership and serves no legitimate business purpose; and that the conversion ratio is not justified by the income of the two parties, their respective balance sheets or their future prospects. The suit finally asserts that J.W.A. Buyers and the remaining directors of the Managing Partner have breached their fiduciary duties to the Partnership, and that the Company has knowingly aided and abetted these alleged breaches of fiduciary duty. The complaint requests that (i) the Court enjoin the Merger; (ii) in the event it is consummated, the Merger be rescinded and set aside; (iii) the defendants account to the Partnership in an unspecified amount for its damages and any profits they may obtain as a result of the Merger; and (iv) the plaintiff be awarded its costs, including experts' and attorneys' fees. Plaintiff has commenced discovery with a request for production of documents.

    The defendants have filed motions to dismiss the suit upon the grounds, among others, that negotiations were handled on both sides by independent negotiating committees; that both sides utilized independent financial advisors; and that neither Buyers nor Buyco nor CBCL nor Mauna Loa nor the Managing Partner nor the directors of the Managing Partner controls the Unitholders and that the Unitholders would be afforded the opportunity to vote upon the question of whether or not they wish the Merger to proceed. By order dated June 8, 1998, the Delaware Court of Chancery denied plaintiff's request that discovery in the case be expedited and that a hearing be scheduled on its motion for preliminary injunction. The Company has filed a motion to dismiss it from the lawsuit on the ground that the recent termination of the Merger Agreement renders this lawsuit moot. There can be no assurance, however, that an early disposition of the suit will be achieved and, if not, substantial costs may be incurred by the Company in connection with this suit.

    HFDC PROJECT. In November 1993, the Hawaii State Housing Finance and Development Corporation ("HFDC") approved the preliminary selection of the Company as the developer of a 530-home project located in Lahaina, Maui. In September 1994, the Company began marketing the homes and received reservations for 75 of the first 83 homes being offered. However, just prior to the sale of the land to the Company by HFDC, litigation was commenced against HFDC on behalf of certain native Hawaiian interests asserting claims to the land and seeking to recover damages from the State of Hawaii. Although the Company is not a party to this litigation, it is currently unable to proceed with the project, primarily due to HFDC's inability to convey clear title to the land to the Company in light of the litigation. The Company is currently pursuing a claim for recovery from HFDC of costs expended by the Company for this project. However, at this time the Company cannot reliably estimate the amount, if any, to be recovered.

    OTHER LITIGATION. The Company is involved in routine litigation arising in the ordinary course of business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted during the fourth quarter of fiscal year 1998 to a vote of security-holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF CLASS A COMMON STOCK

    The Company's Class A Common Stock has been quoted on the Nasdaq National Market under the symbol "CBHI" since December 14, 1993. The following table shows the high and low closing sales prices for the Class A Common Stock of the Company for the periods indicated, as reported by the Nasdaq National Market:

                                                                               HIGH        LOW
                                                                             ---------  ---------
Quarter ended June 30, 1996................................................  $   4.500  $   2.750
Quarter ended September 30, 1996...........................................      3.500      2.750
Quarter ended December 31, 1996............................................      3.250      1.625
Quarter ended March 31, 1997...............................................      3.750      1.625
Quarter ended June 30, 1997................................................      2.750      2.000
Quarter ended September 30, 1997...........................................      2.688      2.000
Quarter ended December 31, 1997............................................      3.125      1.563
Quarter ended March 31, 1998...............................................      2.250      2.000

Quarter ended June 30, 1998................................................  $   2.438  $   1.500

    The closing sale price of the Company's Class A Common Stock as reported on the Nasdaq National Market on June 30, 1998 was $1.500 per share. There is no established public trading market for the Company's Class B Common Stock. As of June 17, 1998, there were approximately 68 holders of record of the Company's Class A Common Stock and approximately 76 holders of record of the Company's Class B Common Stock.

    Certain requirements must be met for the Company's Class A Common Stock to continue to qualify for quotation on the Nasdaq National Market. Meeting some of these requirements, such as the minimum bid price of the Company's shares and the aggregate market value of its "public float," is beyond the control of the Company and there can be no assurances that such requirements will continue to be met.

DIVIDENDS

    The Company has not declared nor paid any cash dividends on its Class A Common Stock or Class B Common Stock since the IPO. The Company anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on its Class A Common Stock or Class B Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, capital requirements, the general financial condition of the Company, and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

    Between March 31, 1997 and April 1, 1998, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"): the Registrant granted stock options to five non-employee directors under its 1993 Stock Option/Stock Issuance Plan covering an aggregate of 25,000 shares of the Registrant's Class A Common Stock, at an exercise price $2.4375 per share. Each option will become exercisable in 18 equal and successive monthly installments over the optionee's period of Board service with the first such installment to commence upon the completion of six months of Board service measured from the grant date.

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

                                                                                FISCAL YEAR ENDED
                                                         ---------------------------------------------------------------
                                                          MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                            1998         1997         1996         1995         1994
                                                         -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS (LOSS) PER COMMON SHARE)
STATEMENT OF INCOME (LOSS) DATA
  Property sales.......................................   $  17,582    $  14,907    $   7,820    $  17,066    $  30,347
  Cost of property sales...............................      16,277       13,216        5,413       11,829       17,447
                                                         -----------  -----------  -----------  -----------  -----------
    Gross income.......................................       1,305        1,691        2,407        5,237       12,900
  General and administrative expenses..................       1,901        2,681        2,926        3,304        2,610
  Asset impairment losses..............................      --            3,537        1,325       --           --
  Relocation charge....................................      --           --              700       --           --
                                                         -----------  -----------  -----------  -----------  -----------
    Operating income (loss)............................        (596)      (4,527)      (2,544)       1,933       10,290
  Merger transaction costs.............................        (644)      --           --           --           --
  Equity in earnings (losses) of Iao Partners..........        (543)         137          712        1,340        2,137
  Interest income (expense)--net.......................        (278)         (14)         135         (236)          42
  Other income (expense)--net..........................          56         (238)        (691)        (162)         106
                                                         -----------  -----------  -----------  -----------  -----------
    Income (loss) before income taxes (benefit)........      (2,005)      (4,642)      (2,388)       2,875       12,575
  Income taxes (benefit)...............................        (782)      (1,671)        (921)       1,120        4,865
                                                         -----------  -----------  -----------  -----------  -----------
    Net income (loss)..................................   $  (1,223)   $  (2,971)   $  (1,467)   $   1,755    $   7,710
                                                         -----------  -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------  -----------
  Weighted average number of common shares
    outstanding........................................       8,332        8,332        8,333        8,336
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------
  Earnings (loss) per common share.....................   $   (0.15)   $   (0.36)   $   (0.18)   $    0.21
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------
PRO FORMA DATA (1)
  Income before income taxes...........................                                                          11,082
  Income taxes.........................................                                                           4,283
                                                                                                             -----------
  Net income...........................................                                                           6,799
                                                                                                             -----------
                                                                                                             -----------
  Weighted average number of common shares
    outstanding........................................                                                           6,506
                                                                                                             -----------
                                                                                                             -----------
  Pro forma earnings per common share..................                                                       $    1.05
                                                                                                             -----------
                                                                                                             -----------
BALANCE SHEET
  Real estate developments.............................   $  31,209    $  34,230    $  36,606    $  27,424    $  15,352
  Total assets.........................................      37,211       39,925       45,925       49,293       47,576
  Notes payable........................................      21,889       24,969       27,395       22,125       25,000
  Stockholders' equity.................................       7,493        8,716       11,687       13,178       11,451

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks associated with the Company's working capital position and the repayment or refinancing of its existing indebtedness; (ii) risks associated with asset impairments; (iii) variability in quarterly operating results; (iv) risks associated with the concentration of the Company's business in Hawaii; (v) risks associated with the lack of adequate public infrastructure in Hawaii; (vi) risks associated with the long-term nature of planned residential projects, high capital investment and carrying costs; (vii) risks associated with the entitlement process for development of property in Hawaii; (viii) risk of natural disasters, including hurricanes, volcanos, and drought (and the impact of drought on the availability of water for domestic consumption and irrigation); (ix) risks associated with the recent commencement of general contractor activities; (x) risks associated with the homebuilding industry; (xi) the rate of new home sales; (xii) effects of interest rate increases and the availability of mortgage financing; (xiii) risks associated with environmental and conservation matters; (xiv) increased land acquisition costs; (xv) risks associated with competition; (xvi) restrictions on land use and development; (xvii) risks associated with the availability of homeowners' insurance in Hawaii; (xviii) risks associated with the inability to obtain policies of insurance assuring the Company of good and marketable title to certain parcels of land; (xix) risks associated with obtaining performance, maintenance and other bonds; (xx) effects of increases in unemployment in Hawaii; and (xxi) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

    The following discussion of results of operations and financial condition should be read in conjunction with ITEM 6.--SELECTED FINANCIAL DATA and ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OVERVIEW

    The Company, which was a subsidiary of CBCL until December 1993, had historically performed the land entitlement, development and marketing functions for CBCL. From late 1993 through early 1997, the Company's business strategy was focused primarily on the construction and sale of homes. In early 1997, the Company expanded its business strategy to include the development and sale of lots and parcels of land, which had been the Company's primary business strategy prior to late 1993, and to act as its own general contractor for the construction of homes for its residential development at Kaimana. The Company is presently selling homes in two developments on the island of Maui and offering homesites in one development on the island of Kauai. In view of current market conditions and its capital condition, however, the Company has no immediate plans to build homes on its other lands and has now shifted its focus to selling its lands to other builders, developers, or investors. The lands offered for sale to other builders and developers during the Company's 1998 fiscal year included the Nanea and Makai Residential projects, comprised of 47 acres on which could be constructed a total of 406 residential units, and the Makai Commercial project, comprised of 20 acres. In fiscal year 1998, the Company closed the sale of Nanea for $2.2 million, and the Makai Residential and Makai Commercial projects on the island of Maui, along with the Kalihiwai Ridge II project on the island of Kauai, continue to be offered for sale to other builders and developers. In September 1997, the Company entered an agreement to sell the unentitled land holdings comprising its Iao II project to an unrelated third party for $2.0 million, which sale closed on

April 16, 1998, with approximately $1.9 million of the proceeds paid to the lenders under the Company's master credit facility.

    The Company is presently building and selling homes on the island of Maui at its Kaimana development and at its 50% joint venture Iao Parkside development, and, during 1997, completed the sale of the last of the 30 homes built at its Halemalu project.

    Kaimana is a 179-unit single-family residential project, which is part of the Company's Kehalani master-planned community on the island of Maui. The Kehalani development is expected to consist of a total of approximately 2,100 homes, including the homes that had been planned for Nanea and the Makai Residential Parcels, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. In November 1994, the Company began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through March 31, 1998, 131 home sales had closed at Kaimana. The Company currently plans to complete construction and sale of the remaining homes at the Kaimana project, acting as its own general contractor.

    In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the Iao Parkside partnership ("Iao Partners"). As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through March 31, 1998, the Company has recognized approximately $6.8 million of the deferred income from this sale. At March 31, 1998, the Company had deferred income of approximately $848,000 related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

    Iao Parkside is a 28-acre, 480-unit low-rise garden condominium project being constructed and sold through Iao Partners, the 50% joint venture partnership with SHI. This project is targeted at first-time buyers under Hawaii's affordable housing policy. Iao Partners began accepting reservations at this project in March 1993 and executing sales contracts in July 1993. Through March 31, 1998, 372 home sales had closed. The joint venture partnership has reduced sales prices in an effort to stimulate home sales. As a result, during the fiscal year 1998, the Iao Partners recognized an asset impairment loss of $984,000 related to this project.

    Except as indicated above with respect to the recognition of deferred income relating to the Iao Parkside land sold to SHI, the Company generally records a sale and recognizes income when a closing occurs and title passes to the purchaser. To the extent that the Company provides mortgage financing to a purchaser, minimum down payment and continuing investment criteria required by generally accepted accounting principles must be met before sales are recorded and income is recognized. The Company currently offers mortgage financing only to purchasers of lots at its Kalihiwai Ridge II project and, on a limited basis, a second mortgage of up to 20% of the selling price for certain homes at its Kaimana project. The Company may continue to provide customer mortgage financing for future land and home sales.

RESULTS OF OPERATION

    GENERAL. The Company had a loss before income taxes benefit of $2,005,000 in fiscal year 1998 of which $1,285,000 was related to (i) costs incurred in connection with the proposed merger with Mauna Loa Macadamia Partners, L.P. and
(ii) asset impairment losses related to the Company's Iao Parkside joint venture. Without these merger costs and asset impairment losses, the Company's loss before income tax benefit for fiscal year 1998 was $720,000. In fiscal year 1997, the Company had a loss before income tax benefit of $4,642,000 of which $3,537,000 was related to the recognition of asset impairment losses at the Company's Kaimana and Iao II projects in addition to remnant costs associated with certain other developments.

    PROPERTY SALES. The Company's property sales consist of home sale closings and land sales. The Company's revenue from property sales for the fiscal year ended March 31, 1998 was $17.6 million compared to $14.9 million for the fiscal year ended March 31, 1997. This increase was the result of a greater number of home sale closings in fiscal year 1998 compared to fiscal year 1997 along with the sale of the Company's 16 acre Nanea subdivision at Kehalani for $2.2 million in fiscal year 1998. At the Kaimana subdivision at Kehalani, the Company closed 64 single-family home sales at an average price of $208,000 in fiscal year 1998 compared to 36 home sale closings at an average price of $240,000 in fiscal year 1997. At the Halemalu subdivision at Kehalani subdivision, the Company closed the remaining three home sales at an average price of $211,000 in fiscal year 1998 compared to 27 home sale closings at an average sales price of $205,000 in the prior fiscal year. On the island of Kauai, the Company sold 23 acres of land for a total of $991,000 in fiscal year 1998 compared to 12 acres of land sales in fiscal year 1997 for a total of $410,000. During fiscal year 1998, the Company recognized $230,000 of revenue compared to $300,000 recognized in the prior fiscal year related to the deferred gain on the fiscal year 1993 land sale to SHI, which property had subsequently been contributed by SHI to the Iao Partners 50%-owned joint venture. In addition, the Company sold 18 acres of land on the island of Hawaii for $255,000 in the 1998 fiscal year while no sales of land occurred in fiscal year 1997.

    The Company's revenue from property sales for the fiscal year ended March 31, 1997 was $14.9 million compared to $7.8 million in the fiscal year ended March 31, 1996. This increase was primarily the result of higher home sale closings in fiscal year 1997 as compared to fiscal year 1996. At Kaimana, the Company closed 36 single-family homes sales at an average price of $240,000 in fiscal year 1997 compared to 22 home sale closings at an average price of $259,000 in fiscal year 1996. At Halemalu, the Company closed 27 homes at an average price of $205,000 in fiscal year 1997 compared to no home sale closing in the prior year. On the island of Kauai, the Company sold 12 acres of land for a total of $410,000 in fiscal year 1997 compared to 8 acres of land sold in fiscal year 1996 for a total of $340,000 in revenue. During fiscal year 1997, the Company recognized $300,000 of revenue compared to $500,000 recognized in the previous fiscal year related to the deferred gain on the land sale to SHI. In addition, the Company had no sales of land on the island of Hawaii in fiscal year 1997 while 49 acres of land on the island of Hawaii were sold in fiscal year 1996 for approximately $1.0 million.

    COST OF PROPERTY SALES. Cost of property sales for fiscal year 1998 was $16.3 million compared to $13.2 million in fiscal year 1997. The increase in cost of property sales in fiscal year 1998 compared to fiscal year 1997 was principally due to higher property sales. Cost of property sales as a percentage of property sales increased from 89% in fiscal year 1997 to 93% in fiscal year 1998. This increase was primarily the result of lower home sales prices in fiscal year 1998 compared to the previous fiscal year.

    Cost of property sales for fiscal year 1997 increased to $13.2 million compared to $5.4 million in fiscal year 1996. The increase in cost of property sales in fiscal year 1997 compared to fiscal year 1996 was primarily attributable to higher property sales. As a percentage of property sales, cost of property sales increased from 69% in fiscal year 1996 to 89% in fiscal year 1997. This increase primarily resulted from lower home sales prices in fiscal year 1997.

    ASSET IMPAIRMENT LOSSES. During the fourth quarter of fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting pronouncement requires that long-lived assets, including homebuilding inventories, be reviewed for impairment and, if circumstances indicate that the carrying amount of the asset may not be recoverable, an impairment loss should be recognized.

    In fiscal year 1997, the Company decided to lower the selling prices of units at the Kaimana project because of market pressures. The Company determined that certain costs related to Kaimana would not be recovered and, accordingly, recognized an asset impairment loss of $2.2 million based on the estimated discounted cash flows for the project using the revised selling prices. In addition, the Company contemplated the sale of its Iao II land, which property was sold in April 1998. The carrying cost of the Iao II land parcel was reduced to the estimated sales price, resulting in an asset impairment loss of $1.1 million. The

Company also recognized an asset impairment loss of $237,000 related to remnant costs associated with certain other developments.

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

    GENERAL AND ADMINISTRATION EXPENSES. General and administrative expenses declined from $2.7 million in fiscal year 1997 to $1.9 million in fiscal year 1998. The decrease in general and administrative expenses in fiscal year 1998 versus fiscal year 1997 was primarily attributable to lower payroll and related benefit costs in conjunction with a continued reduction in workforce. The general and administrative expenses include charges from CBCL primarily for risk management and human resources services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. Net charges to CBCL for such services were approximately $11,000 for fiscal year 1998 compared to approximately $34,000 for fiscal year 1997. The decrease was primarily due to reduced management services provided to CBCL in fiscal year 1998 by the Company.

    General and administrative expenses for fiscal year 1997 declined 7% to $2.7 million from $2.9 million in fiscal year 1996. The decrease in general and administrative expenses in fiscal year 1997 as compared to fiscal year 1996 was primarily attributable to reduced payroll and benefit costs due to a corporate workforce reduction.

    MERGER TRANSACTION COSTS. On December 18, 1997, the Company and Mauna Loa Macadamia Partners, L.P. (the "Partnership") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company would have been merged with and into the Partnership with the Partnership surviving the merger as a Delaware limited partnership (the "Merger"). Consummation of the Merger was subject to several conditions, including obtaining the requisite approval thereof by the stockholders of the Company and the unitholders of the Partnership. By reason of the failure of the unitholders of the Partnership to approve the Merger, the Merger Agreement was terminated by the Company on June 26, 1998.

    During fiscal year 1998, the Company recognized $644,000 in merger transaction costs. The Company estimates that it will recognize an additional $300,000 in merger related costs in the first quarter of fiscal year 1999, consisting of professional fees and the Company's share of certain proxy printing and mailing costs.

    EQUITY IN EARNINGS (LOSSES) OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993) in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres.

    The joint venture partnership has reduced sales prices in an effort to stimulate home sales. As a result, during fiscal year 1998, the joint venture partnership recognized an asset impairment loss of $984,000 related to this project, of which the Company's 50% share was $492,000. In addition, during fiscal year 1998, the Company recognized, as an expense, $149,000 of costs related to its investment in Iao Partners as a result of certain County fees and assessments which, in accordance with the partnership agreement, were the responsibility of the Company, but were deemed by the Company to have no value.

    Equity in earnings from the Iao Parkside joint venture, before asset impairment loss and recognition of the County fees and assessments discussed above, was $98,000 for the fiscal year ended 1998 compared to $137,000 for the fiscal year ended 1997. This represents the Company's share of income from the closing of 24 unit sales at the Iao Parkside project in fiscal year 1998 compared to 36 unit sales closed in fiscal year 1997. To date, 372 home sales have been closed at the Iao Parkside project.

    In fiscal year 1997, the Company recognized $137,000 in equity earnings versus $712,000 in fiscal year 1996 related to its 50% share of Iao Partners. This represented the closing of 36 multi-family home sales in fiscal year 1997 compared to 60 multi-family home sales closed in fiscal year 1996.

    INTEREST INCOME (EXPENSE)--NET. Interest income (expense)--net consists of interest earned from the temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense--net for fiscal year 1998 was $278,000 compared to interest expense--net of $14,000 in fiscal year 1997. Interest expense--net for fiscal year 1998 increased over fiscal year 1997 primarily as a result of less interest being capitalized to real estate projects.

    Interest expense--net in fiscal year 1997 was $14,000 which compares to interest income--net of $135,000 in fiscal year 1996. Interest income--net for fiscal year 1997 declined over fiscal year 1996 primarily as a result of lower interest income due to reduced cash balances.

    OTHER INCOME (EXPENSE)--NET. Other income (expense)--net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other income--net was $56,000 for fiscal year 1998 compared to other expense--net of $238,000 for fiscal year 1997 primarily due to the sales commission earned by the Company from a certain land sale made by a CBCL subsidiary in fiscal year 1998.

    Other expense--net for fiscal year 1997 decreased to $238,000 from $691,000 in fiscal year 1996, primarily due to lower marketing and advertising expense.

DEFERRED REVENUE AND BACKLOG

    The Company deferred 50% of the revenue from the land sold to SHI at its Iao Parkside project. As of March 31, 1998, the Company had a total of $980,000 in deferred revenue that will be recognized as the homes in this project are sold to unrelated third parties.

    At March 31, 1998, the Company's sales backlog totaled $8.3 million and included a 28 acre land parcel on the island of Maui with a sales value of $2.0 million. At Kaimana, 28 homes were in backlog with an aggregate sales value of $5.8 million. At Iao Parkside, four homes were in backlog with an aggregate sales value of $500,000. The backlog at Iao Parkside represents 100% of the joint venture's pending sales. The financial results of this joint venture partnership are not consolidated into the Company's results, but instead are accounted for by the equity method. Accordingly, the Company will not recognize the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership.

    It is the Company's practice to include a sale in backlog at the contract price upon execution of a pre-construction sales contract and receipt of money on deposit. The Company's sales contracts are typically subject to cancellation by the purchaser under specified circumstances such as the failure to obtain financing. As a result, no assurances can be given that the homes which presently comprise backlog will result in actual closings nor can assurances be given as to when such closings may occur. In addition, the Company believes that home sales rates at its projects continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from a downturn in the Hawaii economy.

LIQUIDITY AND FINANCIAL CONDITION

    The Company generally requires capital to plan projects, obtain entitlements, acquire and develop land, construct homes, and for working capital purposes. Prior to the Company's restructuring and initial public offering, the Company used internally generated funds and funds from CBCL for working capital and development purposes, including planning, entitling, engineering, site preparation, construction of roads, water and sewer lines, as well as the construction and marketing of its lots and parcels of land. In December 1993, the Company completed the Restructuring, in connection with which it issued an unsecured $25 million term note payable to CBCL, and consummated its initial public offering of Class A Common Stock, which resulted in net proceeds to the Company of $27.4 million. The note to CBCL was paid off from the proceeds of new bank facilities in 1995. The Company has not issued any additional shares of Class A Common Stock, except upon conversion of shares of Class B Common Stock, since the initial public offering.

    The Company currently has both short and long-term capital requirements, including those relating to its Kehalani master planned community. The Company intends to fund its capital requirements through a combination of internally generated funds, bank and/or other financing. The Company further intends to rely primarily on bank financing for its home construction requirements. The Company also plans to seek additional financing, a portion of the proceeds from which will be used to fund necessary development work at its Kehalani master-planned community. As a result, the Company's business and earnings are substantially dependent on its ability to obtain financing on acceptable terms.

    At the present time, the Company's ability to generate funds internally is limited by the slow down in the sale of its new homes and decline in its sale prices. The Company is addressing this issue, in part, by a shift in the focus of its business to sell land parcels to other builders, developers, or investors, thus permitting it to realize the value of its properties at an earlier time and with less capital investment. However, virtually all funds generated by such sales are required to be applied to reduce the Company's debt to the Lenders. The proposed Merger with the Partnership was intended to address the capital requirements of the Company's business, but the Company will need to address these requirements in other ways now that the proposed Merger has been terminated.

    As of March 31, 1998, the Company was indebted to the Lenders in the principal amount of approximately $21.9 million, the principal amount of which indebtedness was reduced to $20.0 million as of June 30, 1998. This indebtedness currently matures on December 1, 1998, but the Lenders have issued a commitment to extend the maturity to June 30, 1999. Management intends to negotiate the extension pursuant to this commitment and to conduct its operations in a manner that will permit the Company to reduce the principal amount of such indebtedness by June 30, 1999, but it is probable that a substantial portion of such indebtedness will remain outstanding at that time. If the Company by that time is unable to obtain a further extension of the maturity of such indebtedness, or a refinancing thereof, it may be required to further reduce its work force, curtail operations, sell properties at less than optimum prices or take other measures which would likely have material adverse effects on its operating results and financial condition. There can be no assurance that an extension of the Master Facility Agreement past June 30, 1999, or a refinancing of the Company's indebtedness on satisfactory terms, will be achieved.

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

INFLATION

    The Company may be adversely affected during periods of high inflation primarily because of the impact of higher interest rates, which may significantly impair the ability of customers to obtain permanent mortgage financing. In addition, inflation also increases the Company's construction and financing costs. Price increases for affordable homes are based on annual increases, if any, in local median income levels. In the last three years, inflation has not had a material effect on the Company.

YEAR 2000 ISSUE

    Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

    In addition to other information contained in this Annual Report on Form 10-K, the following are important factors that should be considered in evaluating the Company and its business.

    In view of the termination of the proposed merger with Mauna Loa Macadamia Partners, L.P., the Company will continue to be confronted with liquidity difficulties and working capital shortages. There can be no assurance that the Company will be able to develop and implement business strategies that will allow it to improve its liquidity and working capital position.

    The Company has landholdings which are entitled for residential and commercial development. In light of the stagnant economy in Hawaii, the generally unfavorable market for new housing in the State, and the high capital costs associated with homebuilding, the Company's current strategy is to offer certain of its entitled lands for sale to other builders, developers, or investors. There can be no assurance that such sales will be made at favorable prices or at all. The Company has no immediate plans to build homes on the remainder of these lands, but may offer these lands for sale to other builders, developers, or investors with or without installing additional infrastructure, or hold these lands for future development, which could include selected homebuilding activities as well as joint ventures with other developers. The decision to further develop these lands will depend on numerous factors, including the Company's working capital position, the availability of financing on satisfactory terms and market conditions.

    The Company presently conducts all of its business in the State of Hawaii, primarily on the island of Maui and also on the islands of Kauai and Hawaii. In addition, all of the Company's operations on Maui are concentrated in central Maui. Although the State of Hawaii was one of the country's fastest growing economies in the late 1980's, Hawaii has experienced a dramatic slowdown in the 1990's. After adjusting for inflation, Hawaii's gross state product grew 0.9% in 1992, 0.4% in 1993, 0.0% in 1994, 0.5% in 1995 and 0.9% in 1996, and is
estimated to have grown 1.1% in 1997, after having grown by a total of 18.9% between 1986 and 1990 and at an average annual rate of 4.1% between 1959 (Statehood) and 1995, in each case according to the State of Hawaii Department of Business, Economic Development and Tourism. Hawaii's economy and many of its major industries, such as tourism, are affected by the economies of Asia. Recently, several Asian countries have experienced economic problems such as currency devaluation and slow growth, and these problems may lead to adverse effects on Hawaii's tourism industry. The stagnant condition of the Hawaii economy has adversely affected the Hawaii real estate market, and in turn the results of the Company's operations.

    Although the Company has been holding, entitling, developing, marketing and selling land for over 25 years, its homebuilding operations began only in late 1993, after which time it became the principal focus of its activities with total closings of 649 home sales (includes home sales by the Iao Partners joint venture with SHI) through March 31, 1998. As a result of establishing its homebuilding line of business, the Company's cost of property sales as a percentage of property sales increased substantially over that period and therefore its gross margin declined as compared to periods prior to the commencement of home building activities. Two changes in the Company's operations implemented in fiscal year 1998--a change in focus to parcel and lot sales rather than home sales, and a change to act as its own general contractor in building homes--are expected to have a significant effect on its future results. As a result of these changes, and as a result of the effects of required accounting adjustments, the Company's historical financial performance is not likely to be a meaningful indicator of future results.

    During the fourth quarter of fiscal year 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Application of SFAS No.121 required the recording of asset impairment losses of approximately $3.5 million in fiscal year 1997 and approximately $1.3 million in fiscal year 1996. There can be no assurance that asset impairment losses will not be required to be recorded in future periods, with a concomitant adverse effect on the Company's results of operations.

    The Company has observed a reduction in the price and rate of new home sales since 1993, which the Company believes to be the result of increases in Hawaii unemployment rates and the general lack of confidence in the Hawaii economy by prospective home buyers. These conditions have increased competition for homebuyers among Hawaii's homebuilders. In response to prevailing market conditions, the Company has provided, and may provide in the future, certain price reductions and other sales incentives to encourage buyer interest. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future. A continuation of the economic stagnation that Hawaii has experienced in the last few years, or an economic downturn in Hawaii, could continue to have a material adverse effect on the Company's business.

    Historically, most sectors of the land development and homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates and the availability of financing. In addition, the Company is subject to various risks relating to overbuilding, the cost and availability of materials and labor, competition, environmental risks, delays in schedules for the construction of infrastructure and homes caused by strikes, adverse weather, including drought and related impacts to the availability of water (for domestic consumption and irrigation), the availability and cost of capital, cost overruns, lack of public infrastructure (such as roads, water, utilities, sewage, drainage, and other facilities), changes in government regulation and increases in real estate taxes and other government fees, and other factors not within a developer's control. In addition, due to the Company's location in Hawaii, it is particularly susceptible to delays caused by strikes affecting the shipping and transportation of building materials necessary for the Company's homebuilding business.

    The Company has experienced, and expects to continue to experience, significant variability in sales and net income on a quarterly basis. Factors that may contribute to the variability of the Company's results include: (i) the timing of home closings and land sales; (ii) the condition of the real estate markets and the economy in general in Hawaii; (iii) the cyclical nature of the homebuilding industry and changes in prevailing interest rates; (iv) costs of materials and labor; and (v) delays in construction schedules caused by the timing of inspections and approvals by regulatory agencies, including zoning approvals and receipt of entitlements, the completion of necessary public infrastructure, the timing of utility hookups, and adverse weather.

    The Company in the past entered into fixed-price contracts with experienced general contractors for the construction of infrastructure and homes for its residential developments. In fiscal year 1998, the Company began operating as its own general contractor for the remaining homes being built at Kaimana. To the extent it engages in homebuilding activity, the Company is and will be subject to the risks that formerly were assumed by the general contractors with whom the Company contracted. These risks include the risk of cost overruns and warranty claims (including long-term claims arising out of latent defects) that otherwise would be the responsibility of a third-party general contractor, the risk that the Company's ability to act as its own general contractor may be subject to limitations and restrictions arising out of the terms of its credit facilities, the risks associated with utilizing subcontractors without recourse for their failures to perform against a third-party general contractor, the difficulty of securing bondings and the risk inherent in the need to retain a licensed managing employee in order to retain the Corporation's general contractor's license.

    The Company is also subject to certain risks associated with the availability and cost of materials and labor, delays in construction schedules and cost overruns. For example, homebuilders nationwide have experienced significant volatility in the cost of lumber, with lumber prices varying by as much as 50% over a several month period. The Hawaii residential construction industry has experienced serious labor and material shortages in the past. Delays in construction of homes due to these shortages or to inclement weather conditions could have an adverse effect upon the Company's homebuilding operations. The Company's developments are also susceptible to delays caused by strikes or other events involving construction trade unions. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. In addition, the Company's operations are susceptible to delays caused by weather disturbances, international events affecting the shipping industry and the transportation of building materials necessary for the Company's business, and other factors not within a developer's control.

    Substantially all home buyers utilize long-term mortgage financing to purchase their homes and lenders generally make loans only to borrowers who satisfy the lenders' income and other requirements. Accordingly, the Company's homebuilding activities are dependent upon the availability of mortgage financing for first-time homebuyers as well as move-up homebuyers who need to sell existing homes. In addition, changes in law relating to the deductibility of mortgage interest for federal income tax purposes could adversely affect the Company's business by reducing the advantages of home ownership.

    Although mortgage financing for qualified home buyers is currently available at low interest rates, there can be no assurance that mortgage financing will remain readily available to the Company's customers due to general economic conditions, the restrictions on the ability of banks and savings and loan institutions to finance the purchase of homes by home buyers, and other factors. In the event of increases in interest rates, it will generally be more difficult for people to qualify for mortgage loans due to the higher payments associated with higher interest rates. In addition, increases in interest rates will increase the Company costs because it has substantial borrowings on which the interest rate is variable. If the availability of mortgage loans becomes restricted, or if mortgage interest rates increase significantly, thereby affecting the ability of prospective buyers to finance home purchases and the Company's borrowing costs, the Company's financial results and financial conditions will be adversely affected.

    Much of the land in the State of Hawaii, particularly on the islands of Maui, Kauai, and Hawaii, has historically not been supported by adequate public infrastructure (E.G., roads, water utilities, sewage, drainage, and other facilities) necessary for residential development. The total investment in infrastructure for a large residential community in Hawaii can be substantial and there can be no assurance that the prices at which parcels, lots or homes may eventually be sold by the Company will be sufficient to result in a profit, or even to recover the investment made in such infrastructure and related carrying costs.

    The Company's planned residential projects and commercial/industrial developments are long-term in duration. In Hawaii it can take in excess of ten years from the decision to develop unentitled land until the property is sold or commercial space is leased, depending on the nature of the governmental approval process, the project's size, the state of the economy and the physical characteristics of the site. In addition, before planned residential projects and other developed properties can generate any revenue, significant development expenditures and carrying costs are required for, among other things, compliance with governmental land use and environmental requirements, land development, and installation of infrastructure. Because of changing economic and market conditions, competition, and other factors, there can be no assurance that the price that may eventually be obtained when a parcel, lot or home is sold will be adequate to cover the capital investments that have been made in entitling and improving the property and related carrying costs, and to generate a satisfactory return on the investment.

    The Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. As of March 31, 1998, approximately 590 acres of the Company's existing supply of land and all of the approximately 1,957 remaining acres subject to the option granted to the Company by CBCL are not fully entitled for their intended purposes. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities. The entitlement process for development of property in Hawaii involves numerous state and county discretionary regulatory approvals. Conversion of an unentitled parcel of land to residential zoning usually requires the following approvals: adoption of or amendment to the County Community Plan to reflect the desired general land use; approval by the State Land Use Commission to reclassify the parcel to an urban designation; County Council approval to rezone the property to the specific use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. In obtaining the necessary land entitlements at the state and county levels, the Company obtains approvals from these authorities for related matters, including density, provisions for affordable housing, roads, utilities, and the dedication of acreage for schools, parks, and other purposes. County approval is typically obtained after state approval. Subsequent to county approval of entitlements, subdivision approvals and building permits must be obtained. The entitlement process is complicated by the conditions, restrictions, and exactions that are placed on these approvals, such as requirements for construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, and provisions for affordable housing. If the Company is unable to obtain necessary entitlements or if the cost of obtaining such entitlements is excessive relative to the prices at which it may sell parcels, lots or homes, the Company's results of operations and financial condition will be adversely affected.

    The climate and geology of Hawaii present certain risks of natural disasters. In September 1992, for example, even though Hurricane Iniki did not damage the Company's projects, it caused a delay in the construction of roads and utilities at the Company's Kalihiwai Ridge project on the island of Kauai as construction resources were directed to civil recovery projects for the community. In addition, certain of the Company's projects are located on the island of Hawaii, where there is volcanic activity. To the extent that hurricanes, severe storms, volcanic eruptions, drought, or other natural disasters occur, the Company's results of operations and financial condition may be adversely affected.

    Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners' (including hurricane) insurance and the cost of such insurance is considered by financial institutions in determining whether applicants qualify for a mortgage loan. There can be no assurance that homeowners' and hurricane insurance will be available or affordable to prospective purchasers of homes. The unavailability or high cost of homeowners' insurance could have a material adverse effect on the Company's business.

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

    The land development and home building industries are highly competitive. The Company competes for land and residential sales, financing, raw materials, and skilled labor. The Company competes for home sales, as well as for sales of parcels and lots entitled for residential use, on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality, and price. Moreover, the Company competes for land and residential sales with numerous large and small developers (including some developers with greater financial and other resources than the Company), government built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing.

    As a result of title uncertainties with respect to certain of its properties, the Company is sometimes unable to obtain a title insurance policy, delivery of which is typically a condition to obtaining financing for a project or selling a parcel of land. The Company believes that this condition exists with respect to approximately one acre of its 79 acres of land at its Piihana project. In order to cure title defects and obtain appropriate title insurance, the Company has initiated, or intends to initiate, "quiet title" actions to obtain clear title to such parcels in its name. The process of prosecuting actions to the quiet title process can be lengthy and could have the effect of delaying the Company's planned development of particular projects and increasing their cost. No assurance can be given that the Company will prevail in its current or intended title actions or will otherwise be able to obtain insurable title to such properties.

    The Company is frequently required, in connection with the development of its projects, to obtain performance, maintenance, and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to install required infrastructure, the Company would be obligated to reimburse the issuing surety or bank, which could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                          ---------
C. Brewer Homes, Inc.--

  Report of Independent Accountants.....................................................................         34

  Statements of Loss for the years ended March 31, 1998, March 31, 1997, and March 31, 1996.............         35

  Balance Sheets as of March 31, 1998 and March 31, 1997................................................         36

  Statements of Cash Flow for the years ended March 31, 1998, March 31, 1997, and March 31, 1996........         37

  Notes to Financial Statements.........................................................................    38 - 49

Iao Partners--

  Report of Independent Accountants.....................................................................         50

  Statements of Income (Loss) for the years ended March 31, 1998, March 31, 1997, and March 31, 1996....         51

  Balance Sheets as of March 31, 1998 and March 31, 1997................................................         52

  Statements of Cash Flow for the years ended March 31, 1998, March 31, 1997, and March 31, 1996........         53

  Notes to Financial Statements.........................................................................    54 - 55

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. Brewer Homes, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Honolulu, Hawaii
July 2, 1998

                             C. BREWER HOMES, INC.

                               STATEMENTS OF LOSS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Property sales...................................................................  $  17,582  $  14,907  $   7,820
Cost of property sales...........................................................     16,277     13,216      5,413
                                                                                   ---------  ---------  ---------
  Gross income...................................................................      1,305      1,691      2,407
General and administrative expenses..............................................      1,901      2,681      2,926
Asset impairment losses..........................................................     --          3,537      1,325
Relocation charge................................................................     --         --            700
                                                                                   ---------  ---------  ---------
  Operating loss.................................................................       (596)    (4,527)    (2,544)
Merger transaction costs.........................................................       (644)    --         --
Equity in earnings (losses) of Iao Partners......................................       (543)       137        712
Interest income (expense)--net...................................................       (278)       (14)       135
Other income (expense)--net......................................................         56       (238)      (691)
                                                                                   ---------  ---------  ---------
  Loss before income tax benefit.................................................     (2,005)    (4,642)    (2,388)
Income tax benefit...............................................................       (782)    (1,671)      (921)
                                                                                   ---------  ---------  ---------
  Net loss.......................................................................  $  (1,223) $  (2,971) $  (1,467)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Loss per common share............................................................  $   (0.15) $   (0.36) $   (0.18)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Weighted average number of common shares outstanding.............................      8,332      8,332      8,333
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                                 BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS

Cash and cash equivalents.................................................................  $      219  $      147
Restricted cash...........................................................................         800      --
Mortgage notes receivable.................................................................         887         794
Real estate developments..................................................................      31,209      34,230
Investment in Iao Partners, net of deferred land gain.....................................       2,995       3,347
Property and equipment--net...............................................................         116         172
Income taxes receivable...................................................................         436         856
Other assets..............................................................................         549         379
                                                                                            ----------  ----------
  Total assets............................................................................  $   37,211  $   39,925
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks....................................................................  $   21,889  $   24,939
Accounts payable..........................................................................       2,387         469
Accrued expenses..........................................................................       3,873       3,821
Deferred income taxes.....................................................................       1,524       1,761
Other liabilities.........................................................................          45         219
                                                                                            ----------  ----------
  Total liabilities.......................................................................      29,718      31,209
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity
  Class A Common Stock, $.01 par value, one vote per share, 3,668,344 shares issued and outstanding at March 31, 1998 and 3,087,200 shares issued and outstanding at March 31,
    1997..................................................................................          37          31
  Class B Common Stock, $.01 par value, three votes per share, 4,667,656 shares issued and outstanding at March 31, 1998 and 5,248,800 shares issued and outstanding at March 31,
    1997..................................................................................          47          53
  Additional paid-in capital..............................................................      27,370      27,370
  Retained deficit........................................................................     (19,937)    (18,714)
  Treasury stock, at cost, 4,335 shares...................................................         (24)        (24)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................       7,493       8,716
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $   37,211  $   39,925
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Operating activities
  Net loss....................................................................  $   (1,223) $   (2,971) $   (1,467)
  Adjustments to net loss
    Depreciation..............................................................          30          60          49
    Deferred income taxes.....................................................        (237)       (420)       (485)
    Equity in earnings (losses) of Iao Partners...............................         543        (137)       (712)
    Amortization of deferred land gain........................................        (191)       (274)       (458)
  Changes in operating assets and liabilities
    Restricted cash...........................................................        (800)     --          --
    Mortgage notes receivable.................................................         (93)      1,842         (63)
    Real estate developments..................................................       3,021       2,376      (9,182)
    Income taxes receivable...................................................         420        (781)        (75)
    Other assets..............................................................        (170)         51         744
    Accounts payable..........................................................       1,918        (233)     (6,199)
    Income taxes payable......................................................      --          --            (167)
    Accrued expenses..........................................................          52          44         473
    Other liabilities.........................................................        (174)         36        (769)
                                                                                ----------  ----------  ----------
      Cash flow from (used in) operating activities...........................       3,096        (407)    (18,311)
                                                                                ----------  ----------  ----------
Investing activities
  Capital expenditures........................................................      --             (70)        (45)
  Other.......................................................................          26      --              11
                                                                                ----------  ----------  ----------
      Cash flow from (used in) investing activities...........................          26         (70)       ( 34)
                                                                                ----------  ----------  ----------
Financing activities
  Loan proceeds...............................................................      12,396      11,306      32,714
  Loan payments...............................................................     (15,446)    (13,762)    (27,444)
  Purchase of treasury stock..................................................      --          --             (24)
                                                                                ----------  ----------  ----------
      Cash flow from (used in) financing activities...........................      (3,050)     (2,456)      5,246
                                                                                ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................          72      (2,933)    (13,099)
Cash and cash equivalents at beginning of year................................         147       3,080      16,179
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $      219  $      147  $    3,080
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. OPERATIONS, BASIS OF OPERATING AND RESTRUCTURING

    C. Brewer Homes, Inc. (the "Company") is a land developer and homebuilder in the State of Hawaii with operations on the islands of Maui, Kauai and Hawaii.

    In December 1993, the Company completed an initial public offering ("IPO") of 2,586,000 shares of its Class A Common Stock resulting in proceeds to the Company, after deducting commissions and offering expenses, of $27.4 million.

    Before the IPO, the Company was a wholly owned subsidiary of C. Brewer and Company, Limited ("CBCL"), a wholly owned subsidiary of Buyco, Inc. ("Buyco"). Pursuant to a restructuring in connection with the IPO, all of the Company's 5,750,000 outstanding shares of Class B Common Stock were distributed by CBCL to Buyco, which in turn distributed such stock to its stockholders on a pro-rata basis. In connection with the restructuring of the Company in December 1993, CBCL transferred to the Company its inventory of entitled land and granted the Company an option to purchase up to approximately 1,982 additional acres of unentitled land. The Company transferred to CBCL certain unentitled land, undeveloped land and all of the stock of a water irrigation company on the island of Kauai. The Company recognized the acquisition of such land for financial statement purposes at CBCL's cost basis. Additionally, as part of the restructuring, the Company issued an unsecured $25 million term note payable to CBCL.

    In connection with the restructuring, the Company entered into various agreements with CBCL defining their ongoing relationship, including a Contribution Agreement, an Intercompany Agreement, a Development and Management Service Agreement, an Asset Exchange Agreement and an Option/Right of First Refusal Agreement.

2. PROPOSED MERGER

    On December 18, 1997, the Company and Mauna Loa Macadamia Partners, L.P. (the "Partnership") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company would have been merged with and into the Partnership with the Partnership surviving the merger as a Delaware limited partnership (the "Merger"). Consummation of the Merger was subject to several conditions, including obtaining the requisite approval thereof by the stockholders of the Company and the unitholders of the Partnership. By reason of the failure of the unitholders of the Partnership to approve the Merger, the Merger Agreement was terminated by the Company on June 26, 1998. During fiscal year 1998, the Company recognized $644,000 in merger transaction costs. The Company estimates that it will recognize an additional $300,000 in merger related costs in the first quarter of fiscal year 1999, consisting of professional fees and the Company's share of certain proxy printing and mailing costs.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    YEAR END

    The Company's fiscal year ends on March 31.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include time deposits with maturities of less than three months at time of purchase.

                             C. BREWER HOMES, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REAL ESTATE DEVELOPMENTS

    Real estate developments are stated at cost and include undeveloped land, partially improved land, finished lot and home construction costs. Costs are amortized to cost of property sales as closings occur. Costs are allocated under the relative sales value method, the specific identification method or the area method, where deemed appropriate by the nature of the costs and/or the project.

    REVENUE AND PROFIT RECOGNITION

    Revenue from the sale of real estate is generally recognized when closings occur, required down payments are received, and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles. The revenue and cost for property sold prior to substantial completion of site improvements is deferred and recognized proportionate to the percentage of completion of the project. In addition, the cost recovery method is used for profit recognition where appropriate. Gains on sales of property to non-controlled affiliates are recognized currently. For real estate sales to affiliates, income is deferred to the extent of the Company's proportionate ownership interest in the affiliate.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation of $194,000 and $164,000 at March 31, 1998, and March 31, 1997, respectively.
Depreciation is computed principally by the straight-line method over estimated useful lives. The costs and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts and any gain or loss is recognized in the year of disposition.

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

    ASSET IMPAIRMENT

    In fiscal year 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

                             C. BREWER HOMES, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Of." SFAS No. 121 requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that the carrying amount of an asset may not be recoverable, the Company is required to recognize an asset impairment loss.

    The Company's determination as to the recoverability of long-lived assets is based, in part, on estimates of future cash flows expected to be generated or realized from such assets.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard encourages a fair-value method of accounting for employee stock options or similar equity instruments, but allows continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company follows the accounting provisions set forth in APB No. 25 and has adopted the disclosure-only provisions required by SFAS No. 123.

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

    Earnings (loss) per common share was computed using the net income (loss) and weighted average number of common shares, as reported on the statement of income (loss). Options to purchase 204,000 common shares at prices ranging from $2.0625 to $12.75 at March 31, 1998 were not dilutive to earnings (loss) per common share.

    RECLASSIFICATIONS

    Certain balances in the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation. These reclassifications had no effect on the net loss previously reported.

4. RESTRICTED CASH

    Restricted cash includes funds held in escrow for infrastructure improvements at the Company's Kehalani project in conjunction with the sale of the Company's Nanea project during fiscal year 1998.

                             C. BREWER HOMES, INC.

5. MORTGAGE NOTES RECEIVABLE

    Mortgage notes receivable bear interest at an annual rate of 8.5% to 9.5% and are collateralized by real property. The weighted average interest rate of mortgage notes receivable was approximately 9.1% at March 31, 1998 and March 31, 1997.

    During fiscal year 1997, pursuant to a decree of foreclosure, the Company reacquired certain property it had sold in fiscal year 1993 which was subject to a mortgage note receivable. As a result, the Company reclassified approximately $1.4 million from mortgage notes receivable to real estate developments in fiscal year 1997.

6. REAL ESTATE DEVELOPMENTS

    Real estate developments were as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Finished projects.......................................................  $   8,823  $   9,146
Development projects in progress........................................     16,932     16,725
Land held for future development........................................      5,454      8,359
                                                                          ---------  ---------
                                                                          $  31,209  $  34,230
                                                                          ---------  ---------
                                                                          ---------  ---------

    Development projects in progress consist principally of land, land improvement costs and construction costs for projects which are in various stages of development but not ready for sale.

    In fiscal year 1998, as part of the Company's shift in focus to selling its lands to other builders and developers, the Company closed the sale of its Nanea subdivision of its Kehalani master planned community for $2.2 million to an unrelated third party. In conjunction with the sale, $800,000 of the sale proceeds were set aside in an escrow account to fund certain infrastructure improvements at Kehalani that the County of Maui requires the Company to complete.

    In fiscal year 1997, the Company determined that certain costs related to the Kaimana subdivision of Kehalani would not be recovered and, accordingly, recognized an asset impairment loss of $2.2 million. Also in fiscal year 1997, the Company planned of the sale at its Iao II land, which land was sold in April 1998. The carrying cost of the Iao II land parcel was reduced at that time to the estimated sales price, resulting in an asset impairment loss of $1.1 million. The Company also recognized an asset impairment loss of $237,000 related to remnant costs associated with certain developments.

    The Company was selected by the Hawaii State Housing and Finance Development Corporation (HFDC) as the developer for Village I of the Villages at Leiali'i. Because of litigation by third parties against the HFDC regarding claims to this state-owned land, the Company is not able to proceed with the project. In view of the litigation and other facts and circumstances regarding the Leiali'i project, the Company believes that the capitalized development costs have been impaired as defined under SFAS No. 121 and, consequently, wrote off approximately $1.3 million of the capitalized costs related to this project in fiscal year 1996.

7. INVESTMENT IN IAO PARTNERS, NET OF DEFERRED LAND GAIN

    During fiscal year 1993, the Company sold land to Schuler Homes, Inc. ("SHI"), an unrelated entity, for $8.0 million. SHI subsequently contributed the land to a joint venture partnership, Iao Partners, which

                             C. BREWER HOMES, INC.

7. INVESTMENT IN IAO PARTNERS, NET OF DEFERRED LAND GAIN (CONTINUED) is owned 50% by both the Company and SHI. The Company recognized 50% of the income on the original sale in fiscal year 1993 and deferred the remainder of the income, which income represented the Company's proportionate interest in Iao Partners. The deferred income will be recognized as the property is developed and homes are sold to unrelated third parties. To date, 372 multi-family homes have been sold at the Iao Parkside Project. The deferred income amounted to $848,000 at March 31, 1998 and $1,047,000 at March 31, 1997.

    Iao Partners is engaged in the development and sale of 480 condominium homes. The construction of the project and the day-to-day activities of the joint venture partnership are managed by SHI. Under the partnership agreement, SHI realizes 70% of any favorable budget variance relating specifically to building construction costs.

    The joint venture partnership has reduced sales prices in an effort to stimulate home sales. As a result, during fiscal year 1998, the joint venture partnership recognized an asset impairment loss of $984,000 related to this project of which the Company's 50% share was $492,000. In addition, during fiscal year 1998, the Company recognized, as an expense, $149,000 of costs related to its investment in Iao Partners as a result of certain County fees and assessments which, in accordance with the partnership agreement, were the responsibility of the Company, but were deemed by the Company to have no value.

8. DEBT

    NOTES PAYABLE TO BANKS

    On August 31, 1995, the Company entered into two secured revolving loan agreements (an infrastructure loan agreement and a building loan agreement, collectively referred to as the "Revolving Loan Agreements") with the Bank of Hawaii and City Bank (the "Lenders") which provided for a maximum outstanding balance of $35 million and which were scheduled to expire in September 1998. On September 5, 1996, the Company entered into two modification agreements (the "First Loan Modification Agreements") with the Lenders which amended the terms and conditions of the Revolving Loan Agreements to allow advances not to exceed an aggregate of $4 million for working capital purposes. All advances made under the First Loan Modification Agreements for working capital purposes together with all accrued and unpaid interest were due and payable in full on April 30, 1997. The First Loan Modification Agreements also required the Company to remit to the Lenders 100% of the net proceeds from the sale of each home at the Company's Kehalani project. Pursuant to the First Loan Modification Agreements, and in addition to the collateral already held by the Lenders, CBCL delivered a guaranty of payment for the Company's indebtedness related to the working capital advances. The Company's obligation to repay any amounts paid by CBCL under such guaranty was secured by a first mortgage lien in favor of CBCL on the Company's Kalihiwai Ridge III property located on the island of Kauai.

    On July 25, 1997, the Company and the Lenders entered into an agreement to consolidate and restructure the Revolving Loan Agreements, as modified by the First Loan Modification Agreements (the "Master Facility Agreement"). The Master Facility Agreement provides for a maximum outstanding principal balance of approximately $31.4 million and includes: (i) four individual commercial mortgage loans in the aggregate amount of approximately $21.4 million with per annum interest rates ranging from the Bank of Hawaii's base rate (the "Base Rate") plus 1% to the Base Rate plus 2%, (ii) a revolving line of credit for borrowing up to $6 million for working capital purposes with a per annum interest rate at the Base Rate plus .5% (the "Working Capital Line of Credit"), and (iii) a revolving line of credit for

                             C. BREWER HOMES, INC.

8. DEBT (CONTINUED)
borrowing of up to $4 million for home construction at the Company's Kaimana and Halemalu projects with a per annum interest rate at the Base Rate plus 1%. Pursuant to the terms of the Master Facility Agreement, and in addition to a first mortgage lien already held by the Lenders on the Company's Kehalani property on the island of Maui, the Company executed in favor of the Lenders a first mortgage on its Puueo I and Puueo II properties on the island of Hawaii. In addition, CBCL delivered a guaranty for payment of the Working Capital Line of Credit. The Company's obligations to repay any amounts paid by CBCL under such guaranty is secured by a first mortgage lien on the Company's Kalihiwai Ridge III property.

    On March 25, 1998, the Company executed a First Amendment to the Master Facility Agreement with its Lenders. The Loan Amendment extends the maturity of the existing Master Facility Agreement from May 31, 1998 to December 1, 1998. In addition, the Loan Agreement amends, among other things, provisions in the Master Facility Agreement relating to the allocation of the net sales proceeds from the sale of the homes at its Kaimana subdivision between the commercial mortgage loans and the working capital line of credit portions of the Master Facility Agreement. The Loan Amendment also specifies the manner in which the net sales proceeds from the sales of the Nanea subdivision of the Kehalani master planned community and the Iao II parcel will be applied, including amounts to be set aside for certain infrastructure improvements at Kehalani.

    In July 1998, the Company received a commitment letter from the Lenders pursuant to which, subject to the terms and conditions set forth therein, the Lenders have agreed to amend the existing Master Facility Agreement to extend the maturity date from December 1, 1998 to June 30, 1999.

    NOTE PAYABLE TO C. BREWER AND COMPANY, LIMITED

    Pursuant to a restructuring in connection with the initial public offering in fiscal year 1994, the Company issued an unsecured $25 million term note payable to CBCL. The loan had an interest rate of 9.32% per annum and was repaid in fiscal year 1996.

    INTEREST INCURRED

    Total interest incurred was as follows (in thousands):

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Interest capitalized to real estate developments.................  $   2,277  $   2,296  $   2,245
Interest expense.................................................        374        141        203
                                                                   ---------  ---------  ---------
    Total interest incurred......................................  $   2,651  $   2,437  $   2,448
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Interest paid....................................................  $   2,425  $   1,760  $   2,820
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                             C. BREWER HOMES, INC.

9. INCOME TAXES

    The components of income tax benefit and tax refunds for the last three fiscal years were as follows (in thousands):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Current.........................................................  $    (436) $    (856) $     (76)
Deferred........................................................       (346)      (815)      (845)
                                                                  ---------  ---------  ---------
                                                                  $    (782) $  (1,671) $    (921)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Refunds.........................................................  $    (963) $    (473) $    (193)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The Company's reported income tax benefit varied from the benefit calculated using the U.S. federal statutory income tax rate for the last three fiscal years as follows (in thousands):

                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Benefit computed at U.S. federal statutory income tax rate........  $    (702) $  (1,624) $    (836)
State tax benefit, net of federal income tax impact...............        (78)      (181)       (92)
Other.............................................................         (2)       134          7
                                                                    ---------  ---------  ---------
                                                                    $    (782) $  (1,671) $    (921)
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    The sources of deferred tax assets (liabilities) and the tax effect are as follows (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Basis difference in property.............................................  $  (1,085) $  (1,107)
Expenses deducted in different period for tax return purposes............       (699)      (362)
Revenue recognized in different period for tax return purposes...........     (1,525)    (1,382)
Benefit of operating loss carry forwards.................................        941     --
Expenses not currently deductible for tax return purposes................        811      1,925
Other....................................................................         33       (835)
                                                                           ---------  ---------
                                                                           $  (1,524) $  (1,761)
                                                                           ---------  ---------
                                                                           ---------  ---------

    Total deferred tax assets and deferred tax liabilities were as follows (in thousands):

                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax assets......................................................  $     844  $     542
Deferred tax liabilities.................................................     (2,368)    (2,303)
                                                                           ---------  ---------
                                                                           $  (1,524) $  (1,761)
                                                                           ---------  ---------
                                                                           ---------  ---------

    The Company has net operating loss carryforwards amounting to $2,411,000 at March 31, 1998 that expire in 2013.

                             C. BREWER HOMES, INC.

10. RETIREMENT PLANS

    Substantially all employees of the Company are eligible to participate in a qualified 401(k) plan sponsored by CBCL. The terms of the plan provide for the Company to partially match tax deferred employee contributions. The cost of this plan was not significant.

11. STOCKHOLDERS' EQUITY

    Authorized capital at March 31, 1998 consisted of 20,000,000 of $.01 par value Class A Common Stock entitled to one vote per share, 5,750,000 shares of $.01 par value Class B Common Stock entitled to three votes per share, and 1,000,000 shares of $.01 par value Preferred Stock issuable in series. At March 31, 1998, there were 825,000 shares of Class A Common Stock reserved for issuance under the Company's 1993 Stock Option/Stock Issuance Plan. There were no shares of Preferred Stock outstanding.

    Changes in stockholders' equity were as follows (in thousands):

                                                              CLASS A   CLASS B    ADDITIONAL
                                                              COMMON    COMMON       PAID-IN    RETAINED  TREASURY
                                                               STOCK     STOCK       CAPITAL    DEFICIT     STOCK      TOTAL
                                                              -------  ---------   -----------  --------  ---------   -------
Balance, March 31, 1995.....................................  $   26   $    58         $27,370  $(14,276) $  --       $13,178
  Net loss..................................................    --       --            --         (1,467)    --        (1,467)
  Purchase of 4,335 shares of Treasury Stock................    --       --            --          --          (24)       (24)
  Conversion of Class B Common Stock to Class A Common
    Stock...................................................       1        (1)        --          --        --         --
                                                              -------      ---     -----------  --------       ---    -------
Balance, March 31, 1996.....................................      27        57         27,370    (15,743)      (24)    11,687
  Net loss..................................................    --       --            --         (2,971)    --        (2,971)
  Conversion of Class B Common Stock to Class A Common
    Stock...................................................       4        (4)        --          --        --         --
                                                              -------      ---     -----------  --------       ---    -------
Balance, March 31, 1997.....................................      31        53         27,370    (18,714)      (24)     8,716
  Net loss..................................................    --       --            --         (1,223)    --        (1,223)
  Conversion of Class B Common
    Stock to Class A Common
    Stock...................................................       6        (6)        --          --        --         --
                                                              -------      ---     -----------  --------       ---    -------
Balance March 31, 1998......................................  $   37   $    47         $27,370  $(19,937) $    (24)   $ 7,493
                                                              -------      ---     -----------  --------       ---    -------
                                                              -------      ---     -----------  --------       ---    -------

12. STOCK OPTIONS

    The Company's 1993 Stock Option/Stock Issuance Plan (the "Plan") is divided into three components: the discretionary option grant program, the stock issuance program and the automatic stock option grant program. The discretionary option grant program provides for the grant of options to purchase shares of the Company's Class A Common Stock to key employees (including officers and directors) and consultants of the Company or its parent or subsidiary corporations. Under the stock issuance program, such individuals may be issued shares of the Company's Class A Common Stock either through a purchase of such shares or as a bonus tied to performance of services or the Company's attainment of financial objectives. The automatic option grant program provides for the automatic grant of options to non-employee members of the Board of Directors. The Company has authorized 825,000 shares of Class A

                             C. BREWER HOMES, INC.

12. STOCK OPTIONS (CONTINUED)
Common Stock under the Plan. Stock options granted under the Plan may be exercised for up to ten years from the date of grant.

    Options currently expire no later than ten years from the grant date and generally vest over a period of six months to five years. Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital. A summary of the Company's stock option activity and related information is as follows:

                                          NUMBER OF   AVERAGE PRICE
                                           SHARES       PER SHARE
                                          ---------   -------------
Outstanding at March 31, 1995...........   525,250       $11.82
    Granted.............................    50,000         5.21
    Canceled............................   (48,000)       11.22
                                          ---------      ------
Outstanding at March 31, 1996...........   527,250        11.24
    Granted.............................   147,500         3.45
    Canceled............................   (50,250)       12.00
                                          ---------      ------
Outstanding at March 31, 1997...........   624,500         9.34
    Granted.............................    25,000         2.44
    Canceled............................  (445,500)       10.23
                                          ---------      ------
Outstanding at March 31, 1998...........   204,000       $ 6.57
                                          ---------      ------
                                          ---------      ------
Options exercisable at:
    March 31, 1996......................   237,233       $11.82
    March 31, 1997......................   341,056       $10.89
    March 31, 1998......................   134,071       $ 8.74

    The range of exercise prices for options outstanding at March 31, 1998 was $2.0625 to $12.75.

    The following tables summarize information about options outstanding at March 31, 1998.

                            OUTSTANDING OPTIONS
                    ------------------------------------
RANGE OF EXERCISE                      AVERAGE PRICE PER
      PRICES        NUMBER OF SHARES         SHARE
------------------  ----------------   -----------------
$ 2.065 -- $ 5.375      115,000             $ 2.88
$ 9.750 -- $ 9.938       30,000             $ 9.78
$12.000 -- $12.750       59,000             $12.13
                        -------             ------
                        204,000             $ 6.57
                        -------             ------
                        -------             ------

                            EXERCISABLE OPTIONS
                    ------------------------------------
RANGE OF EXERCISE                      AVERAGE PRICE PER
      PRICES        NUMBER OF SHARES         SHARE
------------------  ----------------   -----------------
$ 2.065 -- $ 5.375       46,113             $ 3.75
$ 9.750 -- $ 9.938       28,958             $ 9.79
$12.000 -- $12.750       59,000             $12.13
                        -------             ------
                        134,071             $ 8.74
                        -------             ------
                        -------             ------

                             C. BREWER HOMES, INC.

12. STOCK OPTIONS (CONTINUED)
    These options will expire if not exercised at specific dates ranging from December 2003 to August 2007. No options were exercised during the three-year period ended March 31, 1998.

    The Company has adopted the disclosure-only provision of SFAS No. 123. Accordingly, no compensation cost has been recognized in the results of operations for stock options granted. Had compensation cost for stock options been determined based on their fair value at the date of grant consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss and loss per common share would have increased by $26,000 or no per common share impact, by $59,000 or $0.01 per common share, and by $25,000 or no per common share impact in fiscal years 1998, 1997 and 1996, respectively.

    The fair value of options granted during fiscal 1998, 1997 and 1996 has been estimated using the Black-Scholes pricing model. The following average assumptions were used in determining fair value:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Expected life (in years).........................................    8.00       8.75       7.33
Risk-free interest rate..........................................    5.53%      5.51%      5.51%
Volatility factor................................................   0.5670     0.4852     0.4852
Dividend yield...................................................    None       None       None

    The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 were $1.06, $0.90 and $0.51, respectively.

13. OFFICE SPACE

    In fiscal year 1996, the Company moved its corporate office from Honolulu to the island of Maui. The cost of the relocation and a related workforce reduction of $700,000 has been reflected in the Statement of Loss for fiscal year 1996.

    On the island of Hawaii, the Company leased approximately 645 square feet of office space. This lease will expire in January 1999. In March 1998, the Company sublet this office space for the remaining term of the lease.

14. RELATED PARTY TRANSACTIONS

    The Company has acquired the majority of its property for development from CBCL and recognized such acquisitions at CBCL's cost basis. No such acquisitions were made during the last three fiscal years.

    On the island of Maui, the Company rents 2,500 square feet of office space on a month-to-month basis pursuant to a lease with a subsidiary of CBCL. The Company believes that the rent it pays to CBCL is no more favorable than that which would be paid to a third party for comparable space.

    In fiscal years 1998 and 1997, CBCL charged the Company for services related to risk management and human resources. In fiscal year 1996, CBCL charged the Company for various corporate services including legal, tax, accounting, risk management, and human resources. These allocations were generally

                             C. BREWER HOMES, INC.

14. RELATED PARTY TRANSACTIONS (CONTINUED) based on actual costs incurred and estimates of time devoted to supporting the Company. The allocations for the last three fiscal years were as follows (in thousands):

1998........................................................  $ 31
1997........................................................    31
1996........................................................   180

    During fiscal years 1998, 1997 and 1996 the Company leased various office space from CBCL or its affiliates under short-term or month-to-month leases. Rents paid to CBCL or its affiliates under these leases were as follows (in thousands):

1998........................................................  $ 31
1997........................................................    37
1996........................................................   150

15. COMMITMENTS AND CONTINGENCIES

    The Company is frequently required, in connection with the development of its projects, to obtain performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to develop the specific project, the Company would be obligated to reimburse the issuing surety or bank. At March 31, 1998, there were approximately $6.2 million in outstanding bonds for such purposes.

    In connection with the Merger, a limited partner of the Partnership, Waterside Partners, filed a derivative action on behalf of the Partnership in the Court of Chancery of the State of Delaware (Civil Action No. 16121-NC) on January 5, 1998, naming the Partnership, the Managing Partner, the five directors of the Managing Partner, the Company, and CBCL as defendants. The Delaware Court of Chancery denied the plaintiff's request that discovery in the case be expedited and that a hearing be scheduled on its motion for preliminary injunction. The Company has filed a motion to dismiss it from the lawsuit on the ground that the recent termination of the Merger Agreement renders this lawsuit moot. There can be no assurance, however, that an early disposition of the suit will be achieved and, if not, substantial costs may be incurred by the Company in connection with this suit.

    There are various claims and lawsuits pending against the Company involving complaints which are normal and reasonably foreseeable in light of the Company's business. In the opinion of management, the resolution of these claims will not have a material adverse effect on the business, operating results, or financial position of the Company.

                             C. BREWER HOMES, INC.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table presents quarterly financial data (in thousands, except earnings (loss) per common share):

                                                                                  EARNINGS
                                                                                 (LOSS) PER
                                          PROPERTY                  NET INCOME     COMMON
                                           SALES     GROSS MARGIN     (LOSS)       SHARE
                                          --------   ------------   ----------   ----------
1998
  First Quarter.........................  $    624      $   11       $  (240)      $(.03)
  Second Quarter........................     6,111         459           (94)       (.01)
  Third Quarter.........................     4,531         219          (945)       (.11)
  Fourth Quarter........................     6,316         616            56       --
                                          --------      ------      ----------     -----
    Year................................  $ 17,582      $1,305       $(1,223)      $(.15)
                                          --------      ------      ----------     -----
                                          --------      ------      ----------     -----

1997
  First Quarter.........................  $  2,423      $  357       $  (265)      $(.03)
  Second Quarter........................     5,321         534           (82)       (.01)
  Third Quarter.........................     5,321         678            82         .01
  Fourth Quarter........................     1,842         122        (2,706)       (.33)
                                          --------      ------      ----------     -----
    Year................................  $ 14,907      $1,691       $(2,971)      $(.36)
                                          --------      ------      ----------     -----
                                          --------      ------      ----------     -----

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
    Iao Partners:

    We have audited the accompanying balance sheet of Iao Partners as of March 31, 1998, and the related statements of income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iao Partners as of March 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          PricewaterhouseCoopers LLP

Honolulu, Hawaii
July 2, 1998

                                  IAO PARTNERS

                          STATEMENTS OF INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                   1998        1997         1996
                                                                 ---------  -----------  -----------
                                                                            (UNAUDITED)  (UNAUDITED)
Sales of residential real estate...............................  $   3,076   $   4,656    $   7,830
Cost of residential real estate sold...........................      3,037       4,499        6,521
                                                                 ---------  -----------  -----------
  Gross profit.................................................         39         157        1,309
Interest income................................................        226         127          122
General and administrative expenses............................        (17)         (9)          (6)
Asset impairment loss..........................................       (984)     --           --
                                                                 ---------  -----------  -----------
  Net income (loss)............................................  $    (736)  $     275    $   1,425
                                                                 ---------  -----------  -----------
                                                                 ---------  -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                                  IAO PARTNERS

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                             1998        1997
                                                                           ---------  -----------
                                                                                      (UNAUDITED)
                                             ASSETS

Cash and cash equivalents................................................  $     374   $   1,397
Notes receivable.........................................................        395         325
Due from Schuler Homes, Inc..............................................         18          44
Real estate inventory....................................................      8,544      10,175
Equipment................................................................          1           1
                                                                           ---------  -----------
  Total assets...........................................................  $   9,332   $  11,942
                                                                           ---------  -----------
                                                                           ---------  -----------

                                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable.........................................................  $      10   $      10
Deposit..................................................................         12          12
Deferred revenue.........................................................        151         118
                                                                           ---------  -----------
  Total liabilities......................................................        173         140
                                                                           ---------  -----------
Partners' capital........................................................     10,978      13,464
Due from C. Brewer Homes, Inc............................................     (1,819)     (1,662)
                                                                           ---------  -----------
  Net partners' capital..................................................      9,159      11,802
                                                                           ---------  -----------
  Total liabilities and partners' capital................................  $   9,332   $  11,942
                                                                           ---------  -----------
                                                                           ---------  -----------

    The accompanying notes are an integral part of the financial statements.

                                  IAO PARTNERS

                            STATEMENTS OF CASH FLOW

                                 (IN THOUSANDS)

                                                                  1998        1997         1996
                                                                ---------  -----------  -----------
                                                                           (UNAUDITED)  (UNAUDITED)
Operating activities
  Net income (loss)...........................................  $    (736)  $     275    $   1,425
  Changes in operating assets and liabilities
    Real estate inventory.....................................      1,631       2,301         (949)
    Notes receivable..........................................        (70)       (325)      --
    Accounts payable..........................................     --             (47)          34
    Deposit...................................................     --              12       --
    Deferred revenue..........................................         33         118       --
                                                                ---------  -----------  -----------
      Cash flow from operating activities.....................        858       2,334          510
                                                                ---------  -----------  -----------
Financing activities
  Due from C. Brewer Homes, Inc...............................       (157)       (140)        (194)
  Due from Schuler Homes, Inc.................................         26         (44)      --
  Cash advances from (to) Schuler Homes, Inc..................     --            (761)         761
  Capital distributions to Schuler Homes, Inc.................     (1,750)     --           (4,000)
                                                                ---------  -----------  -----------
    Cash flow used in financing activities....................     (1,881)       (945)      (3,433)
                                                                ---------  -----------  -----------
Increase (decrease) in cash and cash equivalents..............     (1,023)      1,389       (2,923)
Cash and cash equivalents at beginning of period..............      1,397           8        2,931
                                                                ---------  -----------  -----------
Cash and cash equivalents at end of period....................  $     374   $   1,397    $       8
                                                                ---------  -----------  -----------
                                                                ---------  -----------  -----------

    The accompanying notes are an integral part of the financial statements.

                                  IAO PARTNERS

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

    Iao Partners is a joint venture partnership formed in October 1992 between
C. Brewer Homes, Inc. ("the Company") and Schuler Homes, Inc. ("SHI") with each owning a 50% interest in the partnership. Iao Partners is engaged in the development and sale of 480 condominium homes known as Iao Parkside and located in Wailuku, Maui. The construction of the project and the day-to-day activities of the joint venture partnership are managed by SHI. The partnership shall continue until the earlier of (a) the tenth anniversary of the closing date or
(b) the sale of all Iao Parkside units, unless further extended for a period not to exceed one year or sooner terminated for other causes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include time deposits with maturities of less than three months at the time of purchase.

    REAL ESTATE INVENTORY

    Real estate inventory is stated at cost and includes undeveloped land, partially improved land, finished lots and home construction costs. Costs are amortized to cost of residential real estate sold as closings occur. Costs are allocated under the relative sales value method, the specific identification method or the area method, where deemed appropriate by the nature of the costs.

    REVENUE AND PROFIT RECOGNITION

    Revenue from the sale of real estate is recognized when closings have occurred, required payments are received and other criteria for sale and profit recognition are satisfied in accordance with generally accepted accounting principles. All profits or losses of Iao Partners shall be allocated to the partners in proportion of their respective 50% interest. However, under the partnership agreement, any profits attributable to the amount by which the building construction costs are less than $24.15 million, shall be allocated 70% to SHI and 30% to the Company. If and to the extent that the partnership is required to pay a sewer capacity assessment fee, the costs of such sewer assessment fee shall be allocated 25% to SHI and 75% to the Company.

    INCOME TAXES

    Income for tax reporting purposes accrues to the individual partners and, accordingly, no provision for income taxes is reflected in the financial statements.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ASSET IMPAIRMENT LOSS

    The Partnership has adopted Statement of Financial Accounting Standard
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived

                                  IAO PARTNERS

3. ASSET IMPAIRMENT LOSS (CONTINUED)
assets held and used by the Partnership be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If it is determined that the carrying amount of an asset may not be recoverable, the Partnership is required to recognize an asset impairment loss.

    In accordance with SFAS No. 121, the Partnership recognized an asset impairment loss of $984,000 in fiscal year 1998. The joint venture recognized the asset impairment loss primarily as a result of reducing sales prices in an effort to stimulate home sales. The amount of the impairment loss was determined by comparing estimated future cash flows, discounted to present value, to the carrying value of the project.

4. RELATED PARTY TRANSACTION

    DUE FROM C. BREWER HOMES, INC.

    As part of the construction of the Iao Parkside project, the partnership also agreed with the Company to finance the construction of an extension of Eha street beyond the Iao Parkside project site. The principal, interest, loan fees and any other related costs incurred attributable to the Eha street extension is an obligation of the Company and a receivable of Iao Partners from the Company. Prior to the final distribution, the Company shall reimburse the partnership for the Eha construction loan balance out of the Company's share of partnership net profits or if such share is insufficient, from the Company's own funds.

    ORIGINAL ACQUISITION OF LAND

    During fiscal year 1993, the Company and SHI entered into an agreement wherein SHI agreed to purchase the Iao Parkside property (approximately 28 acres) from the Company for $8 million. SHI subsequently contributed the land to the partnership for the purpose of developing the property as a residential project consisting of approximately 480 condominiums units.

5. PARTNER'S CAPITAL

    Changes in partners' capital were as follows (in thousands, information for fiscal years 1996 and 1997 is unaudited):

Balance March 31, 1995.............................................  $  15,763
  Net income.......................................................      1,425
  Capital distribution to SHI......................................     (4,000)
                                                                     ---------
Balance March 31, 1996.............................................     13,188
  Net income.......................................................        275
                                                                     ---------
Balance March 31, 1997.............................................     13,463
  Net loss.........................................................       (736)
  Capital distribution to SHI......................................     (1,750)
                                                                     ---------
Balance March 31, 1998.............................................  $  10,977
                                                                     ---------
                                                                     ---------

    Capital distributions to SHI represents partial distributions of SHI's $8.0 million land capital account. Such distributions were consented to by the Company in accordance with the amended partnership agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the registrant's executive officers, which is included in "Item 1. Business--Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

    3.  (A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                                                                                                    PAGE
                                                                                                                  ---------
1.         The financial statements are included in Item 8......................................................      33-55
2.         The following financial statements schedules are included in this Report:
             Schedule III--Real Estate and Accumulated Depreciation.............................................         63
             Schedule IV--Mortgage Loans on Real Estate.........................................................         64

    Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the quarter ended March 31, 1998.

(c) EXHIBITS.

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
  2.1  Agreement and Plan of Merger, dated October 21, 1994, between C. Brewer
         Homes, Inc., a Hawaii corporation, and C. Brewer Homes, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.1 of the
         Registrant's Current Report on Form 8-K dated October 21, 1994.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.1  Form of Indemnification Agreement. (Incorporated by reference to Exhibit
         10.1 of the Registrant's Quarterly Report on Form 10-Q dated September
         30, 1994.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.17 Memorandum of Agreement among the Registrant, Schuler Homes, Inc. and Maui
         County dated June 11, 1992. (Incorporated by reference to Exhibit 10.17 of the Registrant's registration statement under the Securities Act on
         Form S-1, Registration Statement No. 33-68924.)

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

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.44 First Mortgage, Security Agreement and Financing Statement between the
         Registrant and Bank of Hawaii dated as of August 31, 1995. (Incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on
         Form 10-Q dated September 30, 1995.)

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

 10.54 Release and Separation Agreement, dated January 15, 1997, between the
         Registrant and B.G. Moynahan. (Incorporated by reference to Exhibit
         10.54 of the Registrant's Current Report on Form 8-K dated January 31,
         1997.)

+10.56 Letter dated January 7, 1997 from the Registrant to Seth A. Bakes regarding terms of employment.

+10.57 Letter dated January 16, 1997 from Seth A. Bakes to the Registrant regarding terms of employment.

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

 10.60 Hazardous Materials Indemnity Agreement and Amendment between the
         Registrant and Bank of Hawaii dated as of July 25, 1997.

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.61 Guaranty between C. Brewer and Company, Limited and Bank of Hawaii dated as of July 25, 1997.

+10.62 Release and Separation Agreement, dated August 13, 1997, between the
         Registrant and Edward T. Foley.

+10.63 Consultant Agreement, dated August 14, 1997, between the Registrant and
         Edward T. Foley.

 10.64 Purchase and Sale Agreement, dated September 12, 1997, between the
         Registrant and Stanford S. Carr Development Corporation regarding the
         Iao II parcel and Eha Street extension.

 10.66 Purchase and Sales Agreement, dated December 15, 1997, between the
         Registrant and Jesse E. Spencer regarding the Nanea at Kehalani subdivision.

 10.67 Amendment dated February 11, 1998, to Purchase and Sale Agreement between the Registrant and Stanford S. Carr Development Corporation regarding the Iao II parcel and Eha Street extension.

 10.68 First Amendment to Master Facility Agreement, dated March 25, 1998, but effective as of March 23, 1998, between the Registrant and Bank of Hawaii.

 10.69 Assignment of Account by and between the Registrant and Bank of Hawaii dated March 23, 1998.

 10.70 Letter dated March 23, 1998, to Gene Tsuji of Bank of Hawaii, Construction
         & Income Property Loan Department regarding Extension of Guaranty by C.
         Brewer and Company, Limited.

+10.88 Letter Agreement effective as of December 1, 1997 between the Registrant,
         Eben Dale and Ka'u Agribusiness Co., Inc.

+10.89 Letter Agreement dated April 8, 1998 between the Registrant and Edward T.
         Foley amending Release and Separation Agreement and Consultant
         Agreement.

 10.90 Form of $4,000,000.00 Revolving Note by the Registrant in favor of Bank of Hawaii dated July 25, 1997. (Included as Exhibit A to Exhibit 10.58).

 10.91 Form of $9,000,000.00 Promissory Note by the Registrant in favor of Bank of Hawaii dated July 25, 1997. (Included as Exhibit B to Exhibit 10.58).

 10.92 Form of $6,000,000.00 Promissory Note by the Registrant in favor of Bank of Hawaii dated July 25, 1997. (Included as Exhibit C to Exhibit 10.58).

 10.93 Form of $3,200,000.00 Promissory Note by the Registrant in favor of Bank of Hawaii dated July 25, 1997. (Included as Exhibit D to Exhibit 10.58).

 10.94 Form of $4,620,000.00 Promissory Note by the Registrant in favor of Bank of Hawaii dated July 25, 1997. (Included as Exhibit E to Exhibit 10.58).

 10.95 Form of $4,623,408.00 Promissory Note by the Registrant in favor of Bank of Hawaii dated July 25, 1997. (Included as Exhibit F to Exhibit 10.58).

 10.96 The Registrant, Assignor, in favor of Bank of Hawaii, Assignee, dated
         August 31, 1995. (Included as Exhibit J to Exhibit 10.58).

 10.97 Form of Assignment of Sales Contracts, Escrow Deposits and Escrow
         Agreement by the Registrant, Assignor, in favor of Bank of Hawaii, Assignee, dated July 25, 1997. (Included as Exhibit J to Exhibit 10.58).

EXHIBIT
NUMBER                            DOCUMENT DESCRIPTION
------ --------------------------------------------------------------------------
 10.98 Agreement and Plan of Merger, dated December 18, 1997, between the
         Registrant, a Delaware corporation, and Mauna Loa Macadamia Partners,
         L.P., a Delaware limited partnership. (Incorporated by reference to
         Exhibit 2.3 of the Registrant's Current Report on Form 8-K dated
         December 31, 1997).

*10.99 Letter dated June 29, 1998, from the Registrant to C. Brewer and Company,
         Limited regarding guarantor's consent to extend the maturity under Registrant's Master Facility Agreement.

*10.100 Commitment Letter dated July 2, 1998 to the Registrant from Bank of
         Hawaii.

*11.1  Statement Regarding Computation of Loss Per Common Share.

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

Dated: July 14, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ JOHN W.A. BUYERS
------------------------------  Chairman of the Board          July 14, 1998
       John W.A. Buyers

                                President and Chief
      /s/ SETH A. BAKES           Executive Officer and
------------------------------    Director (principal          July 14, 1998
        Seth A. Bakes             executive officer)

                                Executive Vice President
     /s/ EDWARD T. FOLEY          and Chief Financial
------------------------------    Officer (principal           July 14, 1998
       Edward T. Foley            financial and principal
                                  accounting officer)

      /s/ KENT T. LUCIEN
------------------------------  Director                       July 14, 1998
        Kent T. Lucien

   /s/ CLINTON R. CHURCHILL
------------------------------  Director                       July 14, 1998
     Clinton R. Churchill

     /s/ DAVID A. HEENAN
------------------------------  Director                       July 14, 1998
       David A. Heenan

      /s/ PAUL C.T. LOO
------------------------------  Director                       July 14, 1998
        Paul C.T. Loo

                              C. BREWER HOMES, INC                  SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION (3)
                                 (IN THOUSANDS)

                                                                                 COST CAPITALIZED SUBSEQUENT
                                                           INITIAL COST TO             TO ACQUISITION
                                                               COMPANY          -----------------------------
                                                        ---------------------                     CARRYING
DESCRIPTION                                   ENCUMBRANCES  LAND IMPROVEMENTS   IMPROVEMENTS       COSTS
--------------------------------------------  --------  ------  -------------   ------------   --------------
March 31, 1998
  Iao I (available for sale)................   None     $ --       -$-            $   256          $--
  Kalihiwai Ridge II (available for sale)...   None        416     --                 539          --
  Waiolani II (future development)..........   None       --       --               1,175
  Kehalani (in progress)....................  Mortgage   1,257     --              11,284           4,437
  Kaimana at Kehalani (available for
    sale)...................................   None         85     --               3,990             762
  Iao II (available for sale) (4)...........  Mortgage     605     --                 969             371
  Kalihiwai III (available for sale)........  Mortgage     906     --                 382          --
  Hilo Land (future development)............  Mortgage   1,117     --                 858          --
  Other land held for future development....   None        377     --                 691          --
                                                        ------     -----        ------------      -------
                                                        $4,763     -$-            $20,144          $5,570
                                                        ------     -----        ------------      -------
                                                        ------     -----        ------------      -------
March 31, 1997
  Iao I (available for sale)................   None     $ --       -$-            $   245          $--
  Kalihiwai Ridge II (available for sale)...   None        416     --               1,470          --
  Waiolani II (future development)..........   None       --       --               1,175          --
  Kehalani (in progress)....................  Mortgage   1,257     --              15,609           2,906
  Kaimana at Kehalani (available for
    sale)...................................   None         85     --               7,030           1,725
  Halemalu at Kehalani (available for
    sale)...................................   None       --       --                 290              22
  Iao II (future development)...............   None        605     --               1,266             371
  Kalihiwai III (future development)........   None        906     --                 222          --
  Hilo Land (future development)............   None      1,117     --                 751          --
  Other land held for future development....   None        377     --                 681          --
                                                        ------     -----        ------------      -------
                                                        $4,763     -$-            $28,739          $5,024
                                                        ------     -----        ------------      -------
                                                        ------     -----        ------------      -------
March 31, 1996
  Iao I (available for sale)................   None     $ --       -$-            $   233          $--
  Kalihiwai Ridge II (available for sale)...   None        416     --               1,723          --
  Waiolani II (future development)..........   None       --       --               1,401          --
  Kehalani (in progress)....................  Mortgage   1,257     --              11,956           1,266
  Kaimana at Kehalani (available for
    sale)...................................   None         85     --               8,904           1,467
  Halemalu at Kehalani (available for
    sale)...................................   None       --       --               1,471              91
  Iao II (future development)...............   None        605     --               1,963             371
  Kalihiwai III (future development)........   None        906     --                 194          --
  Hilo Land (future development)............   None      1,117     --                 700          --
  Other land held for future development....   None        377     --                 644          --
                                                        ------     -----        ------------      -------
                                                        $4,763     -$-            $29,189          $3,195
                                                        ------     -----        ------------      -------
                                                        ------     -----        ------------      -------
-------------------------------------------------------------------------------------------------------------


                                               GROSS AMOUNT AT WHICH CARRIED
                                                    AT CLOSE OF PERIOD
                                              -------------------------------     DATE OF        DATE
DESCRIPTION                                    LAND   IMPROVEMENTS   TOTAL(1)   CONSTRUCTION   ACQUIRED
--------------------------------------------  ------  ------------   --------   ------------   --------
March 31, 1998
  Iao I (available for sale)................  $ --      $   256      $   256       N/A           N/A
  Kalihiwai Ridge II (available for sale)...      22        539          561     05/04/92      01/16/91
  Waiolani II (future development)..........              1,175        1,175       N/A           N/A
  Kehalani (in progress)....................   1,211     15,721       16,932       N/A           N/A
  Kaimana at Kehalani (available for
    sale)...................................      21      4,752        4,773     06/01/94      12/15/93
  Iao II (available for sale) (4)...........     605      1,340        1,945       N/A         Various
  Kalihiwai III (available for sale)........     906        382        1,288       N/A         Various
  Hilo Land (future development)............   2,363        858        3,221       N/A         Various
  Other land held for future development....     367        691        1,058       N/A         Various
                                              ------  ------------   --------
                                              $5,495    $25,714      $31,209
                                              ------  ------------   --------
                                              ------  ------------   --------
March 31, 1997
  Iao I (available for sale)................  $ --      $   245      $   245       N/A           N/A
  Kalihiwai Ridge II (available for sale)...      58      1,469        1,527     05/04/92      01/16/91
  Waiolani II (future development)..........    --        1,175        1,175       N/A           N/A
  Kehalani (in progress)....................   1,116     15,609       16,725       N/A           N/A
  Kaimana at Kehalani (available for
    sale)...................................      52      7,030        7,082     06/01/94      12/15/93
  Halemalu at Kehalani (available for
    sale)...................................       1        290          291     10/01/95      12/15/93
  Iao II (future development)...............     605      1,266        1,871       N/A         Various
  Kalihiwai III (future development)........     906        221        1,127       N/A         Various
  Hilo Land (future development)............   2,387        752        3,139       N/A         Various
  Other land held for future development....     367        681        1,048       N/A         Various
                                              ------  ------------   --------
                                              $5,492    $28,738      $34,230
                                              ------  ------------   --------
                                              ------  ------------   --------
March 31, 1996
  Iao I (available for sale)................  $ --      $   233      $   233       N/A           N/A
  Kalihiwai Ridge II (available for sale)...      71      1,723        1,794     05/04/92      01/16/91
  Waiolani II (future development)..........    --        1,401        1,401       N/A           N/A
  Kehalani (in progress)....................   1,253     13,222       14,475       N/A           N/A
  Kaimana at Kehalani (available for
    sale)...................................      70     10,371       10,441     06/01/94      12/15/93
  Halemalu at Kehalani (available for
    sale)...................................       4      1,562        1,566     10/01/95      12/15/93
  Iao II (future development)...............     605      2,334        2,939       N/A         Various
  Kalihiwai III (future development)........     906        194        1,100       N/A         Various
  Hilo Land (future development)............     944        700        1,644       N/A         Various
  Other land held for future development....     369        644        1,013       N/A         Various
                                              ------  ------------   --------
                                              $4,222    $32,384      $36,606
                                              ------  ------------   --------
                                              ------  ------------   --------
-------------------------------------------------------------------------------------------------------------

N/A = Not applicable
(1) A reconciliation of total amount at which real estate was carried to the amount at the beginning of the year is as follows:

                                                    MARCH 31, 1996   MARCH 31, 1997   MARCH 31, 1996
                                                    --------------   --------------   --------------
Balance at beginning of year......................     $34,230          $36,606          $27,424
  Additions during the year:
    Acquisitions from entities under common
     control......................................      --                1,443           --
    Improvements..................................      12,250           11,858           15,237
                                                    --------------   --------------   --------------
      Total additions.............................      12,250           13,301           15,237
                                                    --------------   --------------   --------------
  Deductions during the year:
    Transfers to entities under common control, at
     cost.........................................
    Cost of real estate sold......................      15,271           12,140            4,894
    Other asset impairment loss...................      --                3,537            1,251
                                                    --------------   --------------   --------------
      Total deductions............................      15,271           15,677            6,145
                                                    --------------   --------------   --------------
  Balance at close of year........................     $31,209          $34,230          $36,606
                                                    --------------   --------------   --------------
                                                    --------------   --------------   --------------

(2) The cost of real estate for federal income tax purposes approximates the financial statement carrying value.
(3) The real estate included on this Schedule III is non-depreciable property for financial statement purposes.
(4) On September 12, 1997, the Company entered into an agreement to sell the land comprising the Iao II project to an unrelated third party for $2.0 million. The sale closed on April 16, 1998.

                                                                     SCHEDULE IV

                             C. BREWER HOMES, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                                 (IN THOUSANDS)

                                                 FINAL    PERIODIC             FACE         CARRYING
                                     INTEREST   MATURITY  PAYMENT    PRIOR   AMOUNT OF     AMOUNT OF      DELINQUENT
            DESCRIPTION                RATE       DATE    TERMS(1)   LIENS   MORTGAGE    MORTGAGE(2)(3)   MORTGAGES
-----------------------------------  --------   --------  --------   -----   ---------   --------------   ----------
March 31, 1998
First mortgage on land:
  Foy-Kalihiwai....................     9.50%     (4)      $ 3.0      None    $  455         $  240         $--
  Schuster-Wailea..................     9.50%   06/15/13     0.4      None        41             37          --
  M 10-Wilder Road.................     9.25%   04/01/00    14.5      None       263            284          --
  Rosendahl-Kaiwiki................     8.50%   04/15/99     1.2      None       146            136          --
  Lane-Kalihiwai...................     8.50%   11/18/99     0.6      None        80             80          --
  Upson-Kalihiwai..................     9.50%   02/13/01     0.9      None       184            110          --
                                                                                             ------       ----------
                                                                                             $  887         $--
                                                                                             ------       ----------
                                                                                             ------       ----------
March 31, 1997
First mortgage on land:
  Foy-Kalihiwai....................      9.5%   04/15/96   $ 3.9      None    $  455         $  365         $--
  Schuster-Wailea..................      9.5%   08/15/96     0.4      None        41             39          --
  M 10-Wilder Road.................      9.3%   04/01/00    14.5      None       263            255          --
  Rosendahl-Kaiwiki................      8.5%   04/15/99     1.2      None       146            135          --
                                                                                             ------       ----------
                                                                                             $  794         $--
                                                                                             ------       ----------
                                                                                             ------       ----------
March 31, 1996
First mortgage on land:
  Foy-Kalihiwai....................      8.5%   04/15/96   $ 3.9      None    $  455         $  371         $--
  Fergerstrom-Kaumana..............      9.0%   06/01/96     0.9      None       105             99          --
  Takebayashi-Opea Peleau..........      9.0%   07/01/96     1.9      None       206            195          --
  Schuster-Wailea..................      9.0%   08/15/96     0.4      None        41             39          --
  Coffman-Piha.....................      9.0%   09/01/96     0.7      None        75             71          --
  KCC-Kaumana......................     10.0%   12/23/94     N/A      None     1,450          1,443          1,443
  Johnston-Naalehu.................      9.3%   09/20/99     0.4      None        46             44          --
  M 10-Wilder Road.................      9.3%   04/01/00    14.5      None       263            241          --
  Rosendahl-Kaiwiki................      8.5%   04/15/99     1.2      None       146            133          --
                                                                                             ------       ----------
                                                                                             $2,636         $1,443
                                                                                             ------       ----------
                                                                                             ------       ----------

N/A = Not applicable.

(1) Level monthly principal payment, except for semi-annual principal payment for M 10-Wilder Road mortgage loan.

(2) A reconciliation of the total amount at which mortgage loans were carried to the amount at the beginning of the year is as follows:

                                       MARCH 31,      MARCH 31,      MARCH 31,
                                         1998           1997           1996
                                     -------------  -------------  -------------
Balance at beginning of year.......       $794          2$,636         2$,573
Additions during the year:
  New mortgage loans given on real
    estate sales...................        190         --                497
  Loan repurchase..................     --             --             --
                                         -----         ------         ------
    Total additions................        190         --                497
                                         -----         ------         ------
Deductions during the year:
  Collections of principal.........         97          1,842            434
  Cost of mortgages sold...........     --             --             --
                                         -----         ------         ------
    Total deductions...............         97          1,842            434
                                         -----         ------         ------
Balance at end of year.............       $887           $794          2$,636
                                         -----         ------         ------
                                         -----         ------         ------

(3) The cost of mortgage loans for federal tax purposes approximates the financial statement carrying value.

(4) Subsequent to March 31, 1998, the Company sold this note without recourse to an unrelated third party for approximately $236,000 in cash.