Form 10-Q
period 1998-06-30
BREWER C HOMES INC
filed 1998-08-14
CIK 912153

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                               ----------------------
                                     FORM 10-Q
                               ----------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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
Yes     X      No
    ---------    ---------

The number of shares outstanding of each of the registrant's classes of common stock on July 31, 1998, excluding 4,335 shares of Class B Common Stock held in treasury and not deemed outstanding, was as follows:


     Class A Common Stock (par value $.01 per share)        4,013,749 shares
     Class B Common Stock (par value $.01 per share)        4,317,916 shares

                               C. BREWER HOMES, INC.

                                       INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Statements of  Loss - Quarters
               Ended June 30, 1998 and June 30, 1997..................     3

               Balance Sheets - June 30, 1998 and March 31, 1998......     4

               Statements of Cash Flow - Quarters
               Ended June 30, 1998 and June 30, 1997..................     5

               Notes to Financial Statements..........................     6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........     8

     Item 3.   Quantitative and Qualitative Disclosure About
               Market Risk............................................    16

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders....    17

     Item 5.   Other Information......................................    17

     Item 6.   Exhibits and Reports on Form 8-K.......................    18

     Signatures.......................................................    19

                             C. BREWER HOMES, INC.
                              STATEMENTS OF LOSS
                 (IN THOUSANDS, EXCEPT LOSS PER COMMON SHARE)
                                  (UNAUDITED)

                                                               Quarters Ended
                                                          ------------------------
                                                          June 30,        June 30,
                                                            1998            1997
                                                          --------        --------
Property sales . . . . . . . . . . . . . . . . . . . .    $ 6,105         $  624
Cost of property sales . . . . . . . . . . . . . . . .      6,224            613
                                                          -------        -------
    Gross profit (loss). . . . . . . . . . . . . . . .       (119)            11
General and administrative expenses. . . . . . . . . .        606            473
                                                          -------        -------
    Operating loss . . . . . . . . . . . . . . . . . .       (725)          (462)
Merger transaction costs . . . . . . . . . . . . . . .       (300)            --
Equity in earnings of Iao Partners . . . . . . . . . .         17             21
Interest expense - net . . . . . . . . . . . . . . . .       (110)           (60)
Other income - net . . . . . . . . . . . . . . . . . .         33            108
                                                          -------        -------
    Loss before income tax benefit . . . . . . . . . .     (1,085)          (393)
Income tax benefit . . . . . . . . . . . . . . . . . .       (423)          (153)
                                                          -------        -------
    Net loss . . . . . . . . . . . . . . . . . . . . .    $  (662)        $ (240)
                                                          -------        -------
                                                          -------        -------
Loss per common share. . . . . . . . . . . . . . . . .    $(0.08)         $(0.03)
                                                          -------        -------
                                                          -------        -------

Weighted average number of common shares
   outstanding . . . . . . . . . . . . . . . . . . . .      8,332          8,332
                                                          -------        -------
                                                          -------        -------

   The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.
                                  BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                        June 30,            March 31,
                                                                          1998                1998
                                                                        --------            --------
                                                                       (unaudited)
                            ASSETS
                            ------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        $    287            $    219
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .             807                 800
Mortgage notes receivable. . . . . . . . . . . . . . . . . . . .             650                 887
Real estate developments.. . . . . . . . . . . . . . . . . . . .          27,698              31,209
Investment in Iao Partners, net of deferred land gain. . . . . .           3,066               2,995
Property and equipment - net . . . . . . . . . . . . . . . . . .             103                 116
Income taxes receivable. . . . . . . . . . . . . . . . . . . . .             436                 436
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             189                 549
                                                                        --------            --------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . .        $ 33,236            $ 37,211
                                                                        --------            --------
                                                                        --------            --------

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Notes payable to banks . . . . . . . . . . . . . . . . . . . . .        $ 20,001            $ 21,889
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           1,217               2,387
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .           4,048               3,873
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .           1,101               1,524
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .              38                  45
                                                                        --------            --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .          26,405              29,718
                                                                        --------            --------

Commitments and contingencies
Stockholders' equity
     Class A Common Stock, $.01 par value, one
     vote per share, 3,993,749 shares issued and
     outstanding at June 30, 1998 and 3,668,344 shares
     issued and outstanding at March 31, 1998. . . . . . . . . .              40                  37

      Class B Common Stock, $.01 par value, three votes per
      share, 4,342,251 shares issued and outstanding at June 30,
      1998 and 4,667,656 shares issued and outstanding at
      March 31, 1998 . . . . . . . . . . . . . . . . . . . . . .              44                  47

Additional paid-in capital . . . . . . . . . . . . . . . . . . .          27,370              27,370
Retained deficit . . . . . . . . . . . . . . . . . . . . . . . .         (20,599)            (19,937)
Treasury stock, at cost, 4,335 shares. . . . . . . . . . . . . .             (24)                (24)
                                                                        --------            --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . .           6,831               7,493
                                                                        --------            --------
Total liabilities and stockholders' equity . . . . . . . . . . .        $ 33,236            $ 37,211
                                                                        --------            --------
                                                                        --------            --------


    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.
                            STATEMENTS OF CASH FLOW
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 Quarters Ended
                                                                            ------------------------
                                                                            June 30,        June 30,
                                                                              1998            1997
                                                                            --------        --------
Operating activities
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (662)        $  (240)
    Adjustments to net loss
        Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .           10              19
        Deferred income taxes. . . . . . . . . . . . . . . . . . . . .         (423)            (14)
        Equity in earnings of Iao Partners . . . . . . . . . . . . . .          (17)            (21)
        Amortization of deferred land gain . . . . . . . . . . . . . .          (54)            (39)
    Changes in operating assets and liabilities
        Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .           (7)             --
        Mortgage notes receivable. . . . . . . . . . . . . . . . . . .          237             135
        Real estate developments . . . . . . . . . . . . . . . . . . .        3,511          (2,567)
        Income taxes receivable. . . . . . . . . . . . . . . . . . . .           --            (139)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . .          360              (7)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       (1,170)          1,475
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          175              27
        Other liabilities. . . . . . . . . . . . . . . . . . . . . . .           (7)             19
                                                                            -------         -------
            Cash flow from (used in) operating activities. . . . . . .        1,953          (1,352)
                                                                            -------         -------
Investing activities
        Capital expenditures . . . . . . . . . . . . . . . . . . . . .           --              (3)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3              --
                                                                            -------         -------
            Cash flow from (used in) investing activities. . . . . . .            3              (3)
                                                                            -------         -------
Financing activities
        Loan proceeds. . . . . . . . . . . . . . . . . . . . . . . . .        3,743           2,418
        Loan payments. . . . . . . . . . . . . . . . . . . . . . . . .       (5,631)           (583)
                                                                            -------         -------
            Cash flow from (used in) financing activities. . . . . . .       (1,888)          1,835
                                                                            -------         -------
Increase in cash and cash equivalents. . . . . . . . . . . . . . . . .           68             480
Cash and cash equivalents at beginning of period . . . . . . . . . . .          219             147
                                                                            -------         -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .      $   287         $   627
                                                                            -------         -------
                                                                            -------         -------


    The accompanying notes are an integral part of the financial statements.

                             C. BREWER HOMES, INC.

                        NOTES OF FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of June 30, 1998, and its results of operations and cash flows for the quarters ended June 30, 1998 and June 30, 1997. The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.

2. PROPOSED MERGER

     On December 18, 1997, the Company and Mauna Loa Macadamia Partners, L.P. (the "Partnership") entered into an Agreement and Plan of Merger (the
"Merger Agreement"), pursuant to which the Company would have been merged with and into the Partnership with the Partnership surviving the merger as a Delaware limited partnership (the "Merger"). Consummation of the Merger was subject to several conditions, including obtaining the requisite approval thereof by the stockholders of the Company and the unitholders of the Partnership. By reason of the failure of the unitholders of the Partnership to approve the Merger, the Merger Agreement was terminated by the Company on June 26, 1998. During fiscal year 1998, the Company recognized $644,000 in merger transaction costs. The Company recognized an additional $300,000 in merger related costs in the first quarter of fiscal year 1999, primarily consisting of professional fees and the Company's share of certain proxy printing and mailing costs.

3. RESTRICTED CASH

     Restricted cash includes funds held in escrow for infrastructure improvements at the Company's Kehalani master-planned community on the island of Maui in conjunction with the sale of the Nanea subdivision during fiscal year 1998.

4. INVESTMENT IN IAO PARTNERS

   Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                         Quarters Ended
                                                   ----------------------------
                                                   June 30, 1998  June 30, 1997
                                                   -------------  -------------
Statements of Income
    Sales of residential real estate                  $  811         $  603
    Cost of residential real estate sold                 763            598
                                                      ------         ------
        Gross profit                                      48              5
    Interest income                                       47             54
    General and administrative expenses                  (60)            (4)
                                                      ------         ------
        Pre-tax income                                 $  35          $  55
                                                      ------         ------
                                                      ------         ------

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

     On March 25, 1998, the Company executed a First Amendment to the Master Facility Agreement (the "Loan Amendment") with its Lenders. The Loan Amendment extended the maturity of the existing Master Facility Agreement from May 31, 1998 to December 1, 1998. In addition, the Loan Amendment amended, among other things, provisions in the Master Facility Agreement relating to the allocation of the net sales proceeds from the sale of the homes at the Company's Kaimana subdivision between the commercial mortgage loans and the Working Capital Line of Credit portions of the Master Facility Agreement. The Loan Amendment also specified the manner in which the net sales proceeds from the sales of the Nanea subdivision of the Kehalani master-planned community and the Iao II parcel will be applied, including amounts to be set aside for certain infrastructure improvements at Kehalani. See Note 3.

   In July 1998, the Company agreed on the form of a Second Amendment to the Master Facility Agreement with its Lenders that extends the maturity date from December 1, 1998 to June 30, 1999.

6. LOSS PER COMMON SHARE

     Loss per common share was computed using the net loss and weighted average number of common shares, as reported on the Statements of Loss. Options to purchase 204,000 shares of the Company's Class A Common Stock at prices ranging from $2.0625 to $12.75 at June 30, 1998 were not dilutive to loss per common share.

7. CASH DIVIDENDS

     The Company did not pay cash dividends on its common stock during the quarters ended June 30, 1998 and June 30, 1997.

8. RECLASSIFICATION

     Certain prior year's amounts have been reclassified to conform to the June 30, 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical financial information contained herein, the following discussion and analysis may contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. The Company's actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) risks associated with the Company's working capital position and the repayment or refinancing of its existing indebtedness; (ii) risks associated with the stagnant economy and slow real estate market in Hawaii; (iii) risks associated with asset impairments; (iv) variability in quarterly operating results; (v) risks associated with the concentration of the Company's business in Hawaii; (vi) risks associated with the lack of adequate public infrastructure in Hawaii; (vii) risks associated with the long-term nature of planned residential projects, high capital investment and carrying costs; (viii) risks associated with the entitlement process for development of property in Hawaii; (ix) risk of natural disasters, including hurricanes, volcanic eruptions, and drought (and the impact of drought on the availability of water for domestic consumption and irrigation); (x) risks associated with the recent commencement of general contractor activities; (xi) risks associated with the homebuilding industry;
(xii) the rate of new home sales; (xiii) effects of interest rate increases and the availability of mortgage financing; (xiv) risks associated with environmental and conservation matters; (xv) increased land acquisition costs; (xvi) risks associated with competition; (xvii) restrictions on land use and development; (xviii) risks associated with the availability of homeowner's insurance in Hawaii; (xix) risks associated with the inability to obtain policies of insurance assuring the Company of good and marketable title to certain parcels of land; (xx) risks associated with obtaining performance, maintenance and other bonds; (xxi) effects of increases in unemployment in Hawaii; and (xxii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

   The following discussion of results of operations and financial condition should be read in conjunction with the Financial Statements and Notes contained in Item I. - Financial Statements.

OVERVIEW

     The Company, which was a subsidiary of CBCL until December 1993, had historically performed the land entitlement, development and marketing functions for CBCL. From late 1993 through early 1997, the Company's business strategy was focused primarily on the construction and sale of homes. In early 1997, the Company expanded its business strategy to include the development and sale of lots and parcels of land, which had been the Company's primary business strategy prior to late 1993, and to act as its own general contractor for the construction of homes for its residential development at Kaimana. The Company is presently selling homes in two developments on the island of Maui and offering homesites in one development on the island of Kauai. In view of current market conditions and its capital condition, however, the Company has no immediate plans to build homes on its other lands and has now shifted its focus to selling its lands to other builders, developers, and investors. The lands offered for sale to other builders and developers beginning in the Company's 1998 fiscal year included the Nanea and Makai Residential projects, comprised of 47 acres on which could be constructed a total of 406 residential units, and the Makai Commercial project, comprised of 20 acres. In fiscal year 1998, the Company sold Nanea to an unrelated third-party for $2.2 million, of which approximately $1.4 million of the proceeds were paid to the Lenders under the Company's Master Credit Facility and $800,000 of the proceeds were held by the Lenders in a restricted escrow account for infrastructure improvements at the Company's Kehalani master-planned community on the island of Maui. The Makai Residential and Makai Commercial projects on the island of Maui, along with the Kalihiwai Ridge III project on the island of Kauai, continue to be offered for sale to other builders and developers. In the first quarter of fiscal year 1999, the Company sold the unentitled land holdings comprising its Iao II project to an unrelated third party for $2.0 million with approximately $1.9 million of the proceeds paid to the Lenders as required under the Company's Master Credit Facility.

     The Company is presently building and selling homes on the island of Maui at its Kaimana subdivision and at its 50% joint venture Iao Parkside development. During fiscal year 1998, the Company completed the sale of the last of the 30 homes built at its Halemalu subdivision of Kehalani.

     Kaimana is a 179-unit single-family residential project, which is part of the Company's Kehalani master-planned community on the island of Maui. The Kehalani development is expected to consist of a total of approximately 2,100 homes, including the homes that had been planned for Nanea and the Makai Residential Parcels, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. In November 1994, the Company began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through June 30, 1998, 148 home sales had closed at Kaimana. The Company currently plans to complete construction and sale of the remaining 31 homes at the Kaimana project in fiscal year 1999, acting as its own general contractor.

     In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the Iao Parkside partnership ("Iao Partners"). As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through June 30, 1998, the Company has recognized approximately $6.8 million of the deferred income from this sale. At June 30, 1998, the Company had deferred income of approximately $792,000 related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

     Iao Parkside is a 28-acre, 480-unit low-rise garden condominium project being constructed and sold through Iao Partners, the 50% joint venture partnership with SHI. This project is targeted at first-time buyers under Hawaii's affordable housing policy. Iao Partners began accepting reservations at this project in March 1993 and executing sales contracts in July 1993. Through June 30, 1998, 379 home sales had closed. The joint venture partnership has reduced sales prices in an effort to stimulate home sales. As a result, during fiscal year 1998, Iao Partners recognized an asset impairment loss of $984,000 related to this project.

     Except as indicated above with respect to the recognition of deferred income relating to the Iao Parkside land sold to SHI, the Company generally records a sale and recognizes income when a closing occurs and title passes to the purchaser. To the extent that the Company provides mortgage financing to a purchaser, minimum down payment and continuing investment criteria required by generally accepted accounting principles must be met before sales are recorded and income is recognized. The Company currently offers mortgage financing only to purchasers of lots at its Kalihiwai Ridge II project, and on a limited basis, a second mortgage of up to 20% of the selling price for certain homes at its Kaimana project. The Company may continue to provide customer mortgage financing for future land and home sales.

RESULTS OF OPERATIONS

     GENERAL. The Company had a loss before income taxes benefit of $1,085,000 in the first quarter of fiscal year 1999 of which $300,000 was related to costs incurred in connection with the proposed merger with Mauna
Loa Macadamia Partners, L.P. (which will not be consummated). Without these merger-related transaction costs, the Company's loss before income tax benefit for the first quarter of fiscal year 1999 was $785,000. In the first quarter of fiscal year 1998 the Company had no merger-related transaction costs.

     PROPERTY SALES. Revenues in the first quarter of fiscal year 1999 were $6.1 million compared to $624,000 recorded in the first quarter of fiscal year 1998. This substantial increase in revenues in the first quarter of fiscal year 1999 in comparison to the same period in the prior fiscal year was due to higher home sales at the Company's Kaimana project and the sale of the Company's Iao II project. Due to a weak Hawaii economy and the related unfavorable conditions in the Hawaii residential housing market, the Company's sales during this period were at prices that approximated or were lower than the costs associated with these sales and this resulted in losses from operations. The increase in revenues during the first quarter of fiscal year 1999 did result in improved cash flow and debt reduction.

     At the Kaimana subdivision of the Kehalani master-planned community, 17 single-family home sales were closed in the first quarter of fiscal year 1999 at an average sales price of $208,000 compared to three home sales closed in the first quarter of fiscal year 1998 at an average sales price of $199,000. There are 14 homes remaining to be sold at Kaimana. At Iao Parkside, the Company's 50%-owned joint venture, seven multi-family home sales closed during the first quarter of fiscal year 1999 at an average sales price of $122,000 compared to five home sales closed in the first quarter of fiscal year 1998 at an average sales price of $127,000. On the island of Kauai, the Company sold 10 acres of land parcels in the first quarter of fiscal year 1999 for $375,000. Additionally, the Company sold 75 acres of land on the island of Hawaii for $182,000 in the first quarter of fiscal year 1999.

     During the first quarter of fiscal year 1999, the Company also sold its Iao II project consisting of 28 acres of land in central Maui for $2.0 million. The sale of Iao II reflects the Company's change in its business strategy to sell land to other developers and builders.

     COST OF PROPERTY SALES. Cost of property sales for the first quarter of fiscal year 1999 was $6.2 million compared to $613,000 in the first quarter of fiscal year 1998. The increase in cost of property sales in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 was attributable to increased home and land sales closings.

     Cost of property sales as a percentage of property sales was 102% in the first quarter of fiscal year 1999 compared to 98% in the prior year's fiscal quarter. Cost of sales was negatively impacted by higher than expected costs associated with the sale of the Company's Iao II project and increased costs at its Kalihiwai Ridge II project.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company, offset by the Company's charges to CBCL for certain land entitlement, development (including planning and engineering) and management services. General and administrative expenses for the first quarter of fiscal year 1999 were $606,000 compared to $473,000 in the first quarter of fiscal year 1998. This increase was primarily the result of costs associated with a Release and Separation Agreement and a Consultant Agreement made in conjunction with the resignation of the Company's Executive Vice-President and Chief Financial Officer.

     MERGER TRANSACTION COSTS. On December 18, 1997, the Company and Mauna Loa Macadamia Partners, L.P. entered into an Agreement and Plan of Merger, pursuant to which the Company would have been merged with and into the Partnership with the Partnership surviving the merger as a Delaware limited partnership. Consummation of the Merger was subject to several conditions, including obtaining the requisite approval thereof by the stockholders of the Company and the unitholders of the Partnership. By reason of the failure of the unitholders of the Partnership to approve the Merger, the Merger Agreement was terminated by the Company on June 26, 1998.

     During fiscal year 1998, the Company recognized $644,000 in merger-related transaction costs. The Company recognized an additional $300,000 in merger-related transaction costs in the first quarter of fiscal year 1999, primarily consisting of professional fees and the Company's share of certain proxy printing and mailing costs.

     EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $17,000 in the first quarter of fiscal year 1999 as compared to $21,000 in the first quarter of fiscal year 1998. This represents the Company's share of income from the closing of seven units at the Iao Parkside project in the first quarter of fiscal year 1999 compared to five units closed in the first quarter of fiscal year 1998.

     INTEREST EXPENSE - NET. Interest expense -- net consists of interest earned from temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense -- net in the first quarter of fiscal year 1999 was $110,000 compared to $60,000 in the previous fiscal year's first quarter. Interest expense -- net was higher in the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998 primarily due to less interest being capitalized to real estate developments. The Company anticipates that interest capitalized to real estate developments will continue to decrease as the construction of homes and active development of lands is reduced.

     OTHER INCOME (EXPENSE) - NET. Other income (expense) -- net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other income -- net in the first quarter of fiscal year 1999 was $33,000 compared to $108,000 in the first quarter of fiscal year 1998. The decrease of $75,000 in other income -- net in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 was principally attributable to the sales commission earned by the Company in connection with a land parcel sale made by a CBCL subsidiary in fiscal year 1998.

DEFERRED REVENUE AND BACKLOG

     The Company deferred 50% of the revenue from the land sold to SHI at its Iao Parkside project. As of June 30, 1998, the Company had a total of $919,000 in deferred revenue that will be recognized as the homes in this project are sold to unrelated third parties.

     At June 30, 1998, the Company's sales backlog totaled $3.8 million. At Kaimana, 15 homes were in backlog with an aggregate sales value of $3.1 million. At Iao Parkside, five homes were in backlog with an aggregate sales value of $700,000. The backlog at Iao Parkside represents 100% of the joint venture's pending sales. The financial results of this joint venture partnership are not consolidated into the Company's results, but instead are accounted for by the equity method. Accordingly, the Company will not recognize the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership.

     It is the Company's practice to include a sale in backlog at the contract price upon execution of a pre-construction sales contract and receipt of money on deposit. The Company's sales contracts are typically subject to cancellation by the purchaser under specified circumstances such as the failure to obtain financing. As a result, no assurance can be given that the homes which presently comprise backlog will result in actual closings nor can assurances be given as to when such closings may occur. In addition, the Company believes that home sales rates at its projects continue to be adversely affected by various factors, including uncertainty of prospective home buyers resulting from the stagnation of the Hawaii economy and the slow market for new homes.

LIQUIDITY AND FINANCIAL CONDITION

     The Company generally requires capital to plan projects, obtain entitlements, acquire and develop land, construct homes, and for working capital purposes. Prior to the Company's restructuring and initial public offering in 1993, the Company used internally generated funds and funds from CBCL for working capital and development purposes, including planning, entitling, engineering, site preparation, construction of roads, water and sewer lines, as well as the construction and marketing of its lots and parcels of land. In December 1993, the Company completed the restructuring, in connection with which it issued an unsecured $25 million term note payable to CBCL, and consummated its initial public offering of Class A Common Stock, which resulted in net proceeds to the Company of $27.4 million. The note to CBCL was paid off from the proceeds of new bank facilities in 1995. The Company has not issued any additional shares of Class A Common Stock, except upon conversion of shares of Class B Common Stock, since the initial public offering.

     The Company has both short and long-term capital requirements, including those relating to its working capital needs and its Kehalani master-planned community. The Company is funding its short-term capital requirements through a combination of internally generated funds and bank financing. The Company intends to rely on its existing bank financing to complete the construction of the remaining homes at Kaimana and for its working capital needs. Further development of the Company's Kehalani master-planned community and/or its other projects would require the Company to obtain additional funding. The Company currently believes that its ability to obtain additional funding through bank and other financing is dependent on its ability to reduce the amount of its current indebtedness, which the Company is attempting to accomplish through pursuit of its strategy of land and land parcel sales. No assurance can be given that such land or land parcel sales will be consummated or that the Company will be able to arrange additional funding on acceptable terms.

     At the present time, the Company's ability to generate funds internally is limited by the slow down in the sale of its new homes and decline in its sale prices. The Company is addressing this issue, in part, by a shift in the focus of its business to sell land parcels to other builders, developers, and investors, thus permitting it to realize the value of its properties at an earlier time and with less capital investment. However, virtually all funds generated by such sales are required to be applied to reduce the Company's debt to the Lenders.

     The Company's proposed merger with Mauna Loa Macadamia Partners, L.P. was terminated on June 26, 1998 after the limited partners of the Partnership failed to approve the merger at a special meeting called for that purpose. The Board of Directors of the Company had supported the proposed merger because, among other reasons, it would have addressed the Company's capital and liquidity requirements and resulted in expense reductions through the combination of certain administrative and financial reporting functions.
With the termination of the merger, these requirements must again be addressed and the Board of Directors of the Company has directed management to evaluate the Company's strategic alternatives, including but not limited to refinancing the Company's indebtedness, negotiating a transaction for the sale of the Company or substantially all of its assets and/or entering into joint venture arrangements for the development of its major projects.

     As of June 30, 1998, the Company was indebted to the Lenders in the principal amount of approximately $20.0 million. This indebtedness currently matures on June 30, 1999. Although management intends to conduct its operations in a manner that will permit the Company to reduce the principal amount of such indebtedness by June 30, 1999, it is probable that a substantial portion of such indebtedness will remain outstanding at that time. If the Company by that time is unable to obtain a further extension of the maturity of such indebtedness, or a refinancing thereof, it may be required to further reduce its work force, curtail operations, sell properties at less than optimum prices, or take other measures which would likely have material adverse effects on its operating results and financial condition. There can be no assurance that an extension of the Master Facility Agreement past June 30, 1999, or refinancing of the Company's indebtedness on satisfactory terms, will be achieved.

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

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

     In addition to other information contained in this Quarterly Report on Form 10-Q, the following are important factors that should be considered in evaluating the Company and its business.

     The Company has landholdings which are entitled for residential and commercial development. In light of the stagnant economy in Hawaii, the generally unfavorable market for new housing in the State, and the high capital costs associated with homebuilding, the Company's current strategy is to offer certain of its entitled lands for sale to other builders, developers, and investors. There can be no assurance that such sales will be made at favorable prices or at all. The Company has no immediate plans to build homes on the remainder of these lands, but may offer these lands for sale to other builders, developers, and investors with or without installing additional infrastructure, or hold these lands for future development, which could include selected homebuilding activities as well as joint ventures with other developers. The decision to further develop these lands will depend on numerous factors, including the Company's working capital position, the availability of financing on satisfactory terms, and market conditions.

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

     Although the Company has been holding, entitling, developing, marketing and selling land for over 25 years, its homebuilding operations began only in late 1993, after which time it became the principal focus of its activities with total closings of 673 home sales (includes home sales by the Iao Partners joint venture with SHI) through June 30, 1998. As a result of establishing its homebuilding line of business, the Company's cost of property sales as a percentage of property sales increased substantially over that period and therefore its gross profit declined as compared to periods prior to the commencement of home building activities. With further increases in costs and declines in sales prices in the first quarter of fiscal year 1999, the Company's gross profit was negative. Two changes in the Company's operations implemented in fiscal year 1998--a change in focus to parcel and lot sales rather than home sales, and a change to act as its own general contractor in building homes--are expected to have a significant effect on its future results. As a result of these changes, and as a result of the effects of required accounting adjustments, the Company's historical financial performance is not likely to be a meaningful indicator of future results.

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

     The Company has observed a reduction in the price and rate of new home sales since 1993, which the Company believes to be the result of increases in Hawaii unemployment rates and a general lack of confidence in the Hawaii economy by prospective home buyers. These conditions have increased competition for homebuyers among Hawaii's homebuilders. In response to prevailing market conditions, the Company has provided, and may provide in the future, certain price reductions and other sales incentives to encourage buyer interest. As a result, the Company's gross margin as a percentage of sales on residential homes has declined, and may decline in the future. A continuation of the economic stagnation that Hawaii has experienced in the last few years, or an economic downturn in Hawaii, would likely continue to have a material adverse effect on the Company's business.

     Historically, most sectors of the land development and homebuilding industry have been cyclical and have been significantly affected by changes in general economic conditions, levels of consumer confidence and income, housing demand, interest rates, and the availability of financing. In addition, the Company is subject to various risks relating to overbuilding, the cost and availability of materials and labor, competition, environmental risks, delays in schedules for the construction of infrastructure and homes caused by strikes, adverse weather, including drought and related impacts on the availability of water (for domestic consumption and irrigation), the availability and cost of capital, cost overruns, lack of public infrastructure (such as roads, water, utilities, sewage, drainage, and other facilities), changes in government regulation and increases in real estate taxes and other government fees, and other factors not within a developer's control. In addition, due to the Company's location in Hawaii, it is particularly susceptible to delays caused by strikes affecting the shipping and transportation of building materials necessary for the Company's homebuilding business.

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

     The Company in the past entered into fixed-price contracts with experienced general contractors for the construction of infrastructure and homes for its residential developments. In fiscal year 1998, the Company began operating as its own general contractor for the remaining homes being built at Kaimana. To the extent it engages in homebuilding activity, the Company is and will be subject to the risks that formerly were assumed by the general contractors with whom the Company contracted. These risks include the risk of cost overruns and warranty claims (including long-term claims arising out of latent defects) that otherwise would be the responsibility of a third-party general contractor, the risk that the Company's ability to act as its own general contractor may be subject to limitations and restrictions arising out of the terms of its credit facilities, the risks associated with utilizing subcontractors without recourse for their failures to perform against a third-party general contractor, the difficulty of securing bondings and the risk inherent in the need to retain a licensed managing employee in order to retain the Company's general contractor's license.

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

     Although mortgage financing for qualified home buyers is currently available at low interest rates, there can be no assurance that mortgage financing will remain readily available to the Company's customers due to general economic conditions, the restrictions on the ability of banks and savings and loan institutions to finance the purchase of homes by home buyers, and other factors. In the event of increases in interest rates, it will generally be more difficult for people to qualify for mortgage loans due to the higher payments associated with higher interest rates. In addition, increases in interest rates will increase the Company costs because it has substantial borrowings on which the interest rate is variable. If the availability of mortgage loans becomes restricted, or if mortgage interest rates increase significantly, thereby affecting the ability of prospective buyers to finance home purchases and the Company's borrowing costs, the Company's results of operations and financial condition will be adversely affected.

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

     The Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. As of June 30, 1998, approximately 562 acres of the Company's existing supply of land and all of the approximately 1,957 remaining acres subject to the option granted to the Company by CBCL are not fully entitled for their intended purposes. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities. The entitlement process for development of property in Hawaii involves numerous state and county discretionary regulatory approvals. Conversion of an unentitled parcel of land to residential zoning usually requires the following approvals: adoption of or amendment to the County Community Plan to reflect the desired general land use; approval by the State Land Use Commission to reclassify the parcel to an urban designation; County Council approval to rezone the property to the specific use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. In obtaining the necessary land entitlements at the state and county levels, the Company obtains approvals from these authorities for related matters, including density, provisions for affordable housing, roads, utilities, and the dedication of acreage for schools, parks, and other purposes. County approval is typically obtained after state approval. Subsequent to county approval of entitlements, subdivision approvals and building permits must be obtained. The entitlement process is complicated by the conditions, restrictions, and exactions that are placed on these approvals, such as requirements for construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, and provisions for affordable housing. If the Company is unable to obtain necessary entitlements or if the cost of obtaining such entitlements is excessive relative to the prices at which it may sell parcels, lots or homes, the Company's results of operations and financial condition will be adversely affected.

     The climate and geology of Hawaii present certain risks of natural disasters. In September 1992, for example, even though Hurricane Iniki did not damage the Company's projects, it caused a delay in the construction of roads and utilities at the Company's Kalihiwai Ridge project on the island of Kauai as construction resources were directed to civil recovery projects for the community. In addition, certain of the Company's projects are located on the island of Hawaii, where there is volcanic activity. To the extent that hurricanes, severe storms, volcanic eruptions, drought, or other natural disasters occur in Hawaii, the Company's results of operations and financial condition may be adversely affected.

     Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowner's (including hurricane) insurance and the cost of such insurance is considered by financial institutions in determining whether applicants qualify for a mortgage loan. There can be no assurance that homeowner's and hurricane insurance will be available or affordable to prospective purchasers of homes. The unavailability or high cost of homeowners' insurance could have a material adverse effect on the Company's business.

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

     The land development and home building industries are highly competitive. The Company competes for land and residential sales, financing, raw materials, and skilled labor. The Company competes for home sales, as well as for sales of parcels and lots entitled for residential use, on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality, and price. Moreover, the Company competes for land and residential sales with numerous large and small developers (including some developers with greater financial and other resources than the Company), government-built or subsidized housing units, individual resales of existing homes and condominiums, and available rental housing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                               C. BREWER HOMES, INC.

                            PART II.  OTHER INFORMATION



ITEMS 1. - THROUGH 3.  Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders on June 26, 1998 at which the Company's stockholders voted to approve the proposed merger of the Company with and into Mauna Loa Macadamia Partners, L.P.

     Holders of record of the Company's Class A Common Stock and Class B Common Stock as of the close of business on April 30, 1998 were entitled to vote at the Special Meeting. As of that date, there were 3,741,846 shares of Class A Common Stock, entitled to one vote per share, and 4,589,819 shares of Class B Common Stock, entitled to three votes per share (collectively, "Voting Stock") that were outstanding and entitled to vote at the meeting. There were present at the Special Meeting, either in person or by proxy, holders of an aggregate 6,389,404 shares of Voting Stock of the Company entitled to vote at the meeting, which constituted a quorum.

     Over 83% of the votes cast by the holders of Voting Stock represented at the Special Meeting were cast in favor of approving and adopting the Amended and Restated Agreement and Plan of Merger dated as of December 18, 1997 by and between the Company and Mauna Loa Macadamia Partners, L.P. and the merger contemplated thereby, with the number of votes cast as follows:

                  For                Against              Withheld
         ---------------------------------------------------------------
               14,692,222            210,900               20,300


ITEM 5.  OTHER INFORMATION

QUOTATION OF THE COMPANY'S CLASS A COMMON STOCK ON THE NASDAQ NATIONAL MARKET

     The Company's Class A Common Stock has been quoted on the Nasdaq National Market under the symbol "CBHI" since December 14, 1993. The closing sale price of the Company's Class A Common Stock as reported on the Nasdaq National Market on July 31, 1998 was $1.125 per share. There is no established public trading market for the Company's Class B Common Stock.

     Certain requirements must be met for the Company's Class A Common Stock to continue to qualify for quotation on the Nasdaq National Market. Meeting some of these requirements, such as the minimum bid price of the Company's shares and the aggregate market value of its "public float", is beyond the control of the Company and there can be no assurances that such requirements will continue to be met.

ITEM 6.        Exhibits and Reports on Form 8-K.

    (a)        Exhibits.

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION

*11.1          Statement Regarding Computation of Loss Per Common Share.
*27.1          Financial Data Schedule

* Filed herewith
+ Management contract or compensatory plan or arrangement

     (b) On April 21, 1998 the Company filed a report on Form 8-K announcing that (a) the Company executed a First Amendment to the Master Facility Agreement with its Lenders extending the maturity date of the existing Master Facility Agreement from May 31, 1998 to December 1, 1998; (b) the Company completed the sale of the Nanea subdivision of its Kehalani master planned community for $2.2 million to an unrelated third party; (c) the Company completed the sale of its Iao II land parcel for $2.0 million to an unrelated third party; (d) the Company provided forms of Stock Option Cancellation and Replacement Agreements to be used in connection with the proposed Merger (which will not be consummated); (e) the Company and Edward
T. Foley, the Company's Executive Vice President and Chief Financial Officer, executed a letter agreement amending Mr. Foley's Release and Separation Agreement and Consultant Agreement; and (f) the Company memorialized its agreement with Eben Dale, its corporate secretary and employee, and Ka'u Agribusiness Co., Inc. ("Ka'u") pursuant to which Mr. Dale continues to provide corporate secretary services for the Company and also provides land management and legal services to Ka'u.

                               C. BREWER HOMES, INC.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                               C. BREWER HOMES, INC.
                                    (Registrant)


Date: August 14, 1998          By   /s/ Seth A. Bakes
                                  ---------------------------------
                                  SETH A. BAKES
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                               By   /s/ Scott K. Okada
                                  ---------------------------------
                                  SCOTT K. OKADA
                                  Controller
                                  (Principal Financial and Accounting Officer)