Form 10-Q
period 1998-09-30
BREWER C HOMES INC
filed 1998-11-16
CIK 912153

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock on November 6, 1998, excluding 4,335 shares of Class B Common Stock held in treasury and not deemed outstanding, was as follows:

       Class A Common Stock (par value $.01 per share)       4,084,597 shares
       Class B Common Stock (par value $.01 per share)       4,247,068 shares

                              C. BREWER HOMES, INC.

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      -------
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Statements of Loss - Quarters and Half Years
                    Ended September 30, 1998 and September 30, 1997.................     3

                    Balance Sheets - September 30, 1998 and March 31, 1998..........     4

                    Statements of Cash Flow - Half Years
                    Ended September 30, 1998 and September 30, 1997.................     5

                    Notes to Financial Statements...................................    6 - 8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................    9 - 17

           Item 3   Quantitative and Qualitative Disclosure About Market Risk.......     17

PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders..............    18

           Item 5.  Other Information................................................    19

           Item 6.  Exhibits and Reports on Form 8-K.................................    20

           Signature.................................................................    21

                              C. BREWER HOMES, INC.
                               STATEMENTS OF LOSS
                  (IN THOUSANDS, EXCEPT LOSS PER COMMON SHARE)
                                  (UNAUDITED)

                                                                      Quarters Ended                      Half Years Ended
                                                              ------------------------------       -----------------------------
                                                              September 30,    September 30,       September 30,    September 30,
                                                                  1998             1997                1998             1997
                                                              -------------    -------------       -------------    -------------
Property sales ...........................................        $ 2,612          $ 6,111             $ 8,717          $ 6,735
Cost of property sales ...................................          2,357            5,652               8,581            6,265
                                                              -------------    -------------       -------------    -------------
    Gross profit .........................................            255              459                 136              470
General and administrative expenses ......................            479              531               1,085            1,004
Asset impairment loss ....................................            600               --                 600               --
                                                              -------------    -------------       -------------    -------------
    Operating loss .......................................           (824)             (72)             (1,549)            (534)
Merger transaction costs .................................             --               --                (300)              --
Equity in earnings of Iao Partners .......................             61               26                  78               47
Interest expense - net ...................................            (81)             (74)               (191)            (134)
Other income (expense) - net .............................            (30)             (34)                  3               74
                                                              -------------    -------------       -------------    -------------
    Loss before income tax benefit .......................           (874)            (154)             (1,959)            (547)
Income tax benefit .......................................           (341)             (60)               (764)            (213)
                                                              -------------    -------------       -------------    -------------
    Net loss .............................................        $  (533)         $   (94)            $(1,195)         $  (334)
                                                              -------------    -------------       -------------    -------------
                                                              -------------    -------------       -------------    -------------

Loss per common share ....................................        $ (0.06)         $ (0.01)            $ (0.14)         $ (0.04)
                                                              -------------    -------------       -------------    -------------
                                                              -------------    -------------       -------------    -------------

Weighted average number of common shares outstanding .....          8,332            8,332               8,332            8,332
                                                              -------------    -------------       -------------    -------------
                                                              -------------    -------------       -------------    -------------



    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  September 30,      March 31, 1998
                                                                                       1998               1998
                                                                                  -------------      --------------
                                                                                  (unaudited)
                            ASSETS
Cash and cash equivalents .....................................................      $    555            $    219
Restricted cash ...............................................................           809                 800
Mortgage notes receivable .....................................................           641                 887
Real estate developments ......................................................        26,919              31,209
Investment in Iao Partners, net of deferred land gain .........................         3,172               2,995
Property and equipment - net ..................................................            94                 116
Income taxes receivable .......................................................            79                 436
Other assets ..................................................................           335                 549
                                                                                     --------            --------
     Total assets .............................................................      $ 32,604            $ 37,211
                                                                                     --------            --------
                                                                                     --------            --------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to banks ........................................................      $ 20,585            $ 21,889
Accounts payable ..............................................................           949               2,387
Accrued expenses ..............................................................         3,967               3,873
Deferred income taxes .........................................................           775               1,524
Other liabilities .............................................................            30                  45
                                                                                     --------            --------
     Total liabilities ........................................................        26,306              29,718
                                                                                     --------            --------

Commitments and contingencies
Stockholders' equity
     Class A Common Stock, $.01 par value, one vote per share, 4,084,597 shares issued and outstanding at September 30, 1998 and 3,668,344 shares issued
     and outstanding at March 31, 1998 ........................................            41                  37

     Class B Common Stock, $.01 par value, three votes per share, 4,251,403 shares issued and outstanding at September 30, 1998 and 4,667,656 shares
     issued and outstanding at March 31, 1998 .................................            43                  47

     Additional paid-in capital ...............................................        27,370              27,370
     Retained deficit .........................................................       (21,132)            (19,937)
     Treasury stock, at cost, 4,335 shares ....................................           (24)                (24)
                                                                                     --------            --------
     Total stockholders' equity ...............................................         6,298               7,493
                                                                                     --------            --------
     Total liabilities and stockholders' equity ...............................      $ 32,604            $ 37,211
                                                                                     --------            --------
                                                                                     --------            --------

    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.
                             STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Half Years Ended
                                                                 --------------------------------
                                                                 September 30,      September 30,
                                                                     1998                1997
                                                                 -------------      -------------
Operating activities
    Net loss .................................................      $(1,195)           $  (334)
    Adjustments to net loss
        Depreciation .........................................           21                 38
        Deferred income taxes ................................         (749)                --
        Equity in earnings of Iao Partners ...................          (78)               (47)
        Amortization of deferred land gain ...................          (99)              (137)
    Changes in operating assets and liabilities
        Restricted cash ......................................           (9)                --
        Mortgage notes receivable ............................          246                122
        Real estate developments .............................        4,290               (997)
        Income taxes receivable ..............................          357               (214)
        Other assets .........................................          214               (175)
        Accounts payable .....................................       (1,438)               749
        Accrued expenses .....................................           94                (31)
        Other liabilities ....................................          (15)                (4)
                                                                    -------            -------
            Cash flow from (used in) operating activities ....        1,639             (1,030)
                                                                    -------            -------
Investing activities
        Capital expenditures .................................           (2)                (4)
        Other ................................................            3                 --
                                                                    -------            -------
            Cash flow from (used in) investing activities ....            1                 (4)
                                                                    -------            -------
Financing activities
        Loan proceeds ........................................        6,547              7,312
        Loan payments ........................................       (7,851)            (6,241)
                                                                    -------            -------
            Cash flow from (used in) financing activities ....       (1,304)             1,071
                                                                    -------            -------
Increase in cash and cash equivalents ........................          336                 37
Cash and cash equivalents at beginning of period .............          219                147
                                                                    -------            -------
Cash and cash equivalents at end of period ...................      $   555            $   184
                                                                    -------            -------
                                                                    -------            -------



    The accompanying notes are an integral part of the financial statements.

                              C. BREWER HOMES, INC.

                          NOTES OF FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited financial statements of C. Brewer Homes, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 1998, and its results of operations and cash flows for the periods ended September 30, 1998 and September 30, 1997. The results of operations for the quarter and half year ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

4.       ASSET IMPAIRMENT

         During the quarter ended September 30, 1998, the Company determined that certain costs related to the Kaimana subdivision of the Kehalani master-planned community would not be recovered, and accordingly recognized an asset impairment loss of $600,000. The fair value of the subdivision was based on the estimated revenue of the remaining units.

5.       INVESTMENT IN IAO PARTNERS

         Condensed financial information relating to the Company's investment in Iao Partners is as follows (in thousands):

                                                         Quarters Ended                Half Years Ended
                                                 -----------------------------  ----------------------------
                                                 September 30,   September 30,  September 30,  September 30,
                                                      1998           1997            1998          1997
                                                 -------------  --------------  -------------  -------------
     Sales of residential real estate                $  859        $  1,697       $  1,670       $  2,300
     Cost of residential real estate sold               782           1,661          1,545          2,259
                                                 -------------  --------------  -------------  -------------
         Gross profit                                    77              36            125             41
     Interest income                                     48              54             95            108
     General and administrative expenses                 (4)             (4)           (64)            (8)
                                                 -------------  --------------  -------------  -------------
         Income before taxes                         $  121        $     86       $    156       $    141
                                                 -------------  --------------  -------------  -------------
                                                 -------------  --------------  -------------  -------------

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

         On March 25, 1998, the Company executed a First Amendment to the Master Facility Agreement (the "First Loan Amendment") with its Lenders. The First Loan Amendment extended the maturity of the existing Master Facility Agreement from May 31, 1998 to December 1, 1998. In addition, the First Loan Amendment amended, among other things, provisions in the Master Facility Agreement relating to the allocation of the net sales proceeds from the sale of the homes at the Company's Kaimana subdivision between the commercial mortgage loans and the Working Capital Line of Credit portions of the Master Facility Agreement. The Loan Amendment also specified the manner in which the net sales proceeds from the sales of the Nanea subdivision of the Kehalani master-planned community and the Iao II parcel will be applied, including amounts to be set aside for certain infrastructure improvements at Kehalani. See Note 3.

         On July 17, 1998, the Company executed a Second Amendment to the Master Facility Agreement (the "Second Loan Amendment") with its Lenders. The Second Loan Amendment extended the maturity date of the existing Master Facility Agreement from December 1, 1998 to June 30, 1999. The Second Loan Amendment also amended, among other things, provisions in the Master Facility Agreement relating to the allocation of the net sales proceeds from the sale of the Company's unencumbered properties between the commercial mortgage loans and the Working Capital Line of Credit portions of the Master Facility Agreement. In addition, the Second Loan Amendment adjusted the interest rate charged on the commercial mortgage loans of the Master Facility Agreement to a floating rate equal to the Base Rate plus 1.5%.

7.       LOSS PER COMMON SHARE

         Loss per common share is computed using the weighted average number of common shares outstanding during the period.

8.       CASH DIVIDENDS

         The Company did not pay cash dividends on its common stock during the quarters ended September 30, 1998 and September 30, 1997.

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

         The Company is presently building and selling homes on the island of Maui at its Kaimana subdivision and at its 50% joint venture Iao Parkside development. During fiscal year 1998, the Company completed the sale of the last of the 30 homes built at its Halemalu subdivision.

         Kaimana is a 179-unit single-family residential project, which is part of the Company's Kehalani master-planned community on the island of Maui. The Kehalani development is expected to consist of a total of approximately 2,100 homes, including the homes that had been planned for Nanea and the Makai Residential Parcels, ranging from affordably priced multi-family condominiums to executive-quality single-family homes. In November 1994, the Company began selling single-family homes at Kaimana and delivered the first homes in March 1995. Through September 30, 1998, 159 home sales had closed at Kaimana. The Company currently plans to complete construction and sale of the remaining 20 homes at the Kaimana project in fiscal year 1999, acting as its own general contractor.

         In fiscal year 1993, the Company sold approximately 28 acres of land to its 50% joint venture partner, Schuler Homes, Inc. ("SHI"), who subsequently contributed this land to the Iao Parkside partnership ("Iao Partners"). As a result, the Company deferred 50% of the revenue and costs relating to the sale. Through September 30, 1998, the Company has recognized approximately $6.9 million of the deferred income from this sale. At September 30, 1998, the Company had deferred income of approximately $746,000 related to this sale that will be recognized as home sales at the Iao Parkside project are closed.

         Iao Parkside is a 28-acre, 480-unit low-rise garden condominium project being constructed and sold through Iao Partners, the 50% joint venture partnership with SHI. This project is targeted at first-time buyers under Hawaii's affordable housing policy. Iao Partners began accepting reservations at this project in March 1993 and executing sales contracts in July 1993. Through September 30, 1998, 386 home sales had closed. The joint venture partnership has reduced sales prices in an effort to stimulate home sales. As a result, during fiscal year 1998, Iao Partners recognized an asset impairment loss of $984,000 related to this project.

         Except as indicated above with respect to the recognition of deferred income relating to the Iao Parkside land sold to SHI, the Company generally records a sale and recognizes income when a closing occurs and title passes to the purchaser. To the extent that the Company provides mortgage financing to a purchaser, minimum down payment and continuing investment criteria required by generally accepted accounting principles must be met before sales are recorded and income is recognized. The Company currently offers mortgage financing only to purchasers of lots at its Kalihiwai Ridge II project. The Company may continue to provide customer mortgage financing for future land and home sales.

RESULTS OF OPERATIONS

         GENERAL. The Company had a loss before income taxes benefit of $874,000 for the second quarter of fiscal year 1999 of which $600,000 was related to the recognition of an asset impairment loss at the Company's Kaimana subdivision. In the second quarter of fiscal year 1998 the Company had no asset impairment losses.

         PROPERTY SALES. The Company's revenue from property sales for the quarter ended September 30, 1998 was $2.6 million compared to $6.1 million for the quarter ended September 30, 1997. This decrease in revenue in comparison to the same period in the prior fiscal year was due to lower sales at the Company's Kehalani project. At Kehalani, the Company closed 11 home sales at an average price of $203,000 during the second quarter of fiscal year 1999, compared to 27 home sales closed at an average price of $208,000 during the second quarter of fiscal year 1998. During the second quarter of fiscal year 1999 the Company sold one parcel on the island of Hawaii compared to no such sales in the second quarter of fiscal year 1998. In addition, the Company had no sales at its Kalihiwai Ridge II project on the island of Kauai in the second quarter of fiscal year 1999 compared to two lots in the second quarter of fiscal year 1998.

         Property sales for the half-year ended September 30, 1998 increased to $8.7 million from $6.7 million for the half-year ended September 30, 1997. This increase in revenue in first half of fiscal year 1999 in comparison to the same period in the prior fiscal year was primarily attributable to the sale of the Company's Iao II project for $2.0 million. The sale of Iao II reflects the Company's change in its business strategy to sell land to other developers and builders. During the first half of fiscal year 1999, the Company closed 28 single-family home sales at Kehalani at an average price of $206,000 compared to 30 home sales closings at an average price of $208,000 in the first half of fiscal year 1998. Also in the first half of fiscal year 1999, the Company recognized $100,000 in revenue related to the deferred gain on the Iao land sale to SHI compared to $200,000 in fiscal year 1998.

         COST OF PROPERTY SALES. Cost of property sales for the second quarter of fiscal year 1999 was $2.3 million compared to $5.7 million in the second quarter of fiscal year 1998. The decrease in cost of property sales in the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998 was primarily attributable to fewer home sales closings.

         Cost of property sales for the half year ended September 30, 1998 was $8.6 million compared to $6.3 million for the half-year ended September 30, 1997. This increase was primarily the result of increased home and land sale closings in the first half of fiscal year 1999 compared to the same period of last fiscal year. In addition, cost of property sales as a percentage of property sales was 98% for the first half of fiscal year 1999 compared to 93% for the first half of fiscal year 1998. Cost of sales was negatively impacted by higher than expected costs associated with the Company's Iao II project and increased costs at its Kalihiwai Ridge II project during the first quarter of fiscal year 1999.

         ASSET IMPAIRMENT LOSS. During the fourth quarter of fiscal year 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting pronouncement requires that long-lived assets, including homebuilding inventories, be reviewed for impairment, and if circumstances indicate that the carrying amount of the asset may not be recoverable, an impairment loss should be recognized.

         During the quarter ended September 30, 1998, the Company determined that certain costs related to the Kaimana subdivision of the Kehalani master-planned community would not be recovered, and accordingly recognized an asset impairment loss of $600,000. The fair value of the subdivision was based on the estimated revenue of the remaining units.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include charges from CBCL for risk management, employee benefits, human resources, office maintenance and other services provided to the Company. General and administrative expenses for the second quarter of fiscal year 1999 were $479,000 compared to $531,000 in the second quarter of fiscal year 1998. This decrease was primarily the result of reduced payroll and operating expenses.

         General and administrative expenses for the first half of fiscal year 1999 were $1.1 million, as compared to $1.0 million incurred in the similar period of fiscal year 1998. This increase was primarily the result of costs associated with a Release and Separation Agreement and a Consultant Agreement made in conjunction with the resignation of the Company's Executive Vice-President and Chief Financial Officer during the first quarter of fiscal year 1999.

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

         EQUITY IN EARNINGS OF IAO PARTNERS. The Company and SHI entered into a joint venture partnership agreement in October 1992 (which was subsequently amended in October 1993), in connection with acquisition by SHI of the Iao Parkside property from the Company. SHI contributed the Iao Parkside property and $25,000 to the joint venture partnership and the Company contributed $25,000. Each partner has a 50% interest in the joint venture partnership which is engaged in the development and sale of 480 "affordable" multi-family condominium homes on approximately 28 acres. The equity in earnings recognized for this joint venture was $61,000 in the second quarter of fiscal year 1999 as compared to $26,000 in the second quarter of fiscal year 1998. This represents the Company's share of income from the closing of 7 unit sales at the Iao Parkside project in the second quarter of fiscal year 1999 compared to 13 unit sales closed in the second quarter of fiscal year 1998.

         Equity in earnings of Iao Partners for the six months ended September 30, 1998 was $78,000 compared to $47,000 recorded in the same period of the prior year. The increase in equity in earnings was primarily attributable to the decrease in the average cost of homes closed in the first half of fiscal year 1999 compared to the first half of fiscal year 1998.

         INTEREST EXPENSE - NET. Interest expense - net consists of interest earned from temporary investment of cash balances in investment-grade, short-term, interest-bearing securities, and interest revenue associated with purchase money mortgage notes owned by the Company, offset by interest expense incurred which is not capitalized. Interest expense - net in the second quarter of fiscal year 1999 was $81,000 compared to $74,000 in the previous fiscal year's second quarter. Interest expense - net was higher in the second quarter of fiscal year 1999 as compared to the second quarter of fiscal year 1998 primarily due to less interest being capitalized to real estate developments. The Company anticipates that interest capitalized to real estate developments will continue to decrease as the construction of homes and active development of lands is reduced.

         Interest expense - net for the first half of fiscal year 1999 was $191,000 compared to $134,000 for the first half of fiscal year 1998. Interest expense-net was higher for the first half of fiscal year 1999 compared to the first half of fiscal year 1998 principally because of a lower percentage of interest incurred being capitalized to active real estate projects.

         OTHER INCOME (EXPENSE) - NET. Other income (expense) - net consists of miscellaneous income and expense items including certain marketing and advertising expenses. Other expense - net in the second quarter of fiscal year 1999 was $30,000 compared to $34,000 in the second quarter of fiscal year 1998. The decrease in other expense - net in the second quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 was primarily the result of an increase in miscellaneous income.

         Other income - net for the first half of fiscal year 1999 was $3,000 compared to $74,000 for the first half of fiscal year 1998. This decrease was primarily attributable to a sales commission earned by the Company in connection with a land parcel sale made by a CBCL subsidiary in the first quarter of fiscal year 1998.

DEFERRED REVENUE AND BACKLOG

         The Company deferred 50% of the revenue from the land sold to SHI at its Iao Parkside project. As of September 30, 1998, the Company had a total of $864,000 in deferred revenue that will be recognized as the homes in this project are sold to unrelated third parties.

         At September 30, 1998, the Company's sales backlog totaled $2.3 million. At Kaimana, 10 homes were in backlog with an aggregate sales value of $2.0 million. At Iao Parkside, two homes were in backlog with an aggregate sales value of $250,000. The backlog at Iao Parkside represents 100% of the joint venture's pending sales. The financial results of this joint venture partnership are not consolidated into the Company's results, but instead are accounted for by the equity method. Accordingly, the Company will not recognize the revenue from such contracts, but will recognize 50% of the financial results of this joint venture partnership.

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

         As of September 30, 1998, the Company was indebted to the Lenders in the principal amount of approximately $20.6 million. This indebtedness currently matures on June 30, 1999. Although management intends to conduct its operations in a manner that will permit the Company to reduce the principal amount of such indebtedness by June 30, 1999, it is probable that a substantial portion of such indebtedness will remain outstanding at that time. If the Company by that time is unable to obtain a further extension of the maturity of such indebtedness, or a refinancing thereof, it may be required to further reduce its work force, curtail operations, sell properties at less than optimum prices, or take other measures which would likely have material adverse effects on its operating results and financial condition. There can be no assurance that an extension of the Master Facility Agreement past June 30, 1999, or refinancing of the Company's indebtedness on satisfactory terms, will be achieved.

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

         Although the Company has been holding, entitling, developing, marketing and selling land for over 25 years, its homebuilding operations began only in late 1993, after which time it became the principal focus of its activities with total closings of 691 home sales (includes home sales by the Iao Partners joint venture with SHI) through September 30, 1998. As a result of establishing its homebuilding line of business, the Company's cost of property sales as a percentage of property sales increased substantially over that period and therefore its gross profit declined as compared to periods prior to the commencement of home building activities. With further increases in costs and declines in sales prices in the first quarter of fiscal year 1999, the Company's gross profit was negative. Two changes in the Company's operations implemented in fiscal year 1998--a change in focus to parcel and lot sales rather than home sales, and a change to act as its own general contractor in building homes--are expected to have a significant effect on its future results. As a result of these changes, and as a result of the effects of required accounting adjustments, the Company's historical financial performance is not likely to be a meaningful indicator of future results.

         During the fourth quarter of fiscal year 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Application of SFAS No.121 required the recording of asset impairment losses of approximately $600,000 in fiscal year 1999, approximately $3.5 million in fiscal year 1997, and approximately $1.3 million in fiscal year 1996. There can be no assurance that asset impairment losses will not be required to be recorded in future periods, with a concomitant adverse effect on the Company's results of operations.

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

         The Company is subject to local, state and federal statutes, ordinances, rules and regulations affecting land use and building design. As of September 30, 1998, approximately 487 acres of the Company's existing supply of land and all of the approximately 1,957 remaining acres subject to the option granted to the Company by CBCL are not fully entitled for their intended purposes. Before developing any of its unentitled land, the Company will be required to obtain a variety of regulatory approvals from state and local governmental authorities. The entitlement process for development of property in Hawaii involves numerous state and county discretionary regulatory approvals. Conversion of an unentitled parcel of land to residential zoning usually requires the following approvals: adoption of or amendment to the County Community Plan to reflect the desired general land use; approval by the State Land Use Commission to reclassify the parcel to an urban designation; County Council approval to rezone the property to the specific use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. In obtaining the necessary land entitlements at the state and county levels, the Company obtains approvals from these authorities for related matters, including density, provisions for affordable housing, roads, utilities, and the dedication of acreage for schools, parks, and other purposes. County approval is typically obtained after state approval. Subsequent to county approval of entitlements, subdivision approvals and building permits must be obtained. The entitlement process is complicated by the conditions, restrictions, and exactions that are placed on these approvals, such as requirements for construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, and provisions for affordable housing. If the Company is unable to obtain necessary entitlements or if the cost of obtaining such entitlements is excessive relative to the prices at which it may sell parcels, lots or homes, the Company's results of operations and financial condition will be adversely affected.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

                              C. BREWER HOMES, INC.

                           PART II. OTHER INFORMATION



ITEMS 1, 2, AND 3.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on October 14, 1998 at which the Company's stockholders voted: 1) to elect the following six directors: John W.A. Buyers, Seth A. Bakes, Clinton R. Churchill, David A. Heenan, Paul C.T. Loo and Kent T. Lucien; 2) to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending March 31, 1999; 3) to amend the Company's Certificate of Incorporation to change the name of the Company to Hawaii Land & Farming Company, Inc.

         Holders of record of the Company's Class A Common Stock and Class B Common Stock as of the close of business on August 21, 1998 were entitled to vote at the Annual Meeting. As of that date, there were 4,028,158 shares of Class A Common Stock, one vote per share, and 4,303,507 shares of Class B Common Stock, three votes per share, (collectively, "Voting Stock") outstanding and entitled to vote at the meeting. There were present at the Annual Meeting, either in person or by proxy, holders of an aggregate of 6,338,970 shares of Voting Stock of the Company entitled to vote at the meeting, which constituted a quorum.

         Each nominated director was elected for a term of one year by over 70% of the Voting Stock present at the Annual Meeting. The following number of votes were cast for each nominee for director (there were no abstentions or broker non-votes):

                                                For               Against          Withheld
                                     ----------------------- ----------------- ---------------
   1.     John W.A. Buyers                  11,991,031               0                0
   2.     Seth A. Bakes                     11,896,887               0                0
   3.     Clinton R. Churchill              11,994,531               0                0
   4.     David A. Heenan                   11,994,831               0                0
   5.     Paul C.T. Loo                     11,893,537               0                0
   6.     Kent T. Lucien                    11,990,731               0                0

         In addition, over 70% of the Voting Stock present at the Annual Meeting elected to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the fiscal year ending March 31, 1999, with the number of votes cast as follows (there were 19,230 abstentions and no broker non-votes):

                             For             Against          Withheld
                      ------------------ ---------------- -----------------
                         12,031,400          11,001              0



         Also, over 64% of the Voting Stock elected to amend the Company's Certificate of Incorporation to change the name of the Company to Hawaii Land & Farming Company, Inc., with the number of votes cast as follows (there were no abstentions and no broker non-votes):

                             For             Against          Withheld
                      ------------------ ---------------- -----------------
                          10,949,737         1,104,794            0

ITEM 5.  OTHER INFORMATION

QUOTATION OF THE COMPANY'S CLASS A COMMON STOCK ON THE NASDAQ NATIONAL MARKET

         The Company's Class A Common Stock has been quoted on the Nasdaq National Market under the symbol "CBHI" since December 14, 1993. The closing sale price of the Company's Class A Common Stock as reported on the Nasdaq National Market on November 6, 1998 was $.375 per share. There is no established public trading market for the Company's Class B Common Stock.

         Certain requirements must be met for the Company's Class A Common Stock to continue to qualify for quotation on the Nasdaq National Market. Meeting some of these requirements, such as the minimum bid price of the Company's shares and the aggregate market value of its "public float", is beyond the control of the Company and there can be no assurances that such requirements will continue to be met. SEE ITEM 6.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.


*11.1  Statement Regarding Computation of Loss Per Common Share.
*27.1  Financial Data Schedule

* Filed herewith
+ Management contract or compensatory plan or arrangement


         (b) On September 18, 1998 the Company filed a report on Form 8-K announcing that (a) on August 26, 1998, C. Brewer Homes, Inc. (the "Company") was informed by the Nasdaq Stock Market, Inc., that the Company did not meet the Nasdaq National Market maintenance standards for the market value of the public float of the Company's Class A Common Stock. The Company has been provided until November 24, 1998 to regain compliance with this maintenance standard; otherwise, the Company's Class A Common Stock will be delisted from the Nasdaq National Market effective November 27, 1998; (b) the Company is considering certain procedural remedies which could serve to temporarily stay any delisting action. However, there can be no assurance that the Company will regain compliance with this maintenance standard, or that any procedural remedies or other actions the Company may take will result in continued listing of the Class A Common Stock on the Nasdaq National Market. Delisting of the Class A Common Stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, the Company's Class A Common Stock.

                           C. BREWER HOMES, INC.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 C. BREWER HOMES, INC.
                                      (Registrant)

Date: November 16, 1998             By  /s/ Scott K. Okada
                                       ---------------------------------------
                                    SCOTT K. OKADA
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)